Form 10-Q
period 1999-03-31
USA SUNRISE BEVERAGES INC
filed 1999-06-15
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________

                    Commission file number

                         U.S.A. SUNRISE BEVERAGES, INC.
             (Exact name of registrant as specified in its charter)

         SOUTH DAKOTA                          46-0439668

(State or other jurisdiction of              (IRS Employer
incorporation or organization)              Identification No.)

     P.O. BOX 938 Spearfish, SD                   57783

(Address of principal executive                (Zip Code)
           offices)

                                 (605) 642-5560
             (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 3,750,000 shares of common stock, no par value, outstanding as of March 31, 1999.

                        U.S.A. SUNSHINE BEVERAGES, INC,
                               TABLE OF CONTENTS

                                                                           PAGE

PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Income for the three
                  months ended March 31, 1999 and 1998...........

               Consolidated Balance Sheets as of March 31, 1999
                  and December 31,1998...........................

               Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1999 and 1998.....

               Notes to Consolidated Financial Statements........

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.................................


The number of shares outstanding of the registrant's preferred stock as of March 31, 1999 is 400,000 shares.

The number of shares outstanding of the registrant's common stock as of March 31, 1999 is 3,750,000 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Consolidated Balance Sheets - March 31, 1999 (unaudited) and
                  December 31, 1998.

               Consolidated  Statement  of  Operations - Three months Ended
                  March 31, 1999 and 1998 (unaudited)

               Consolidated Statement of Cash Flow - Three months Ended
                  March 31, 1999 (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               (1) Liquidity

                    As of March 31, 1999,  Registrant had cash of $12.00.
                    Cash resources have been generated by advanced loans to the Company from an officer of the Company and Paul Miller Trust and are being used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

               (2) Results of Operations

                    As of March 31, 1999, Registrant has not conducted any operations. Registrant filed its Amended Form 10-SB on April 27, 1999. Registrant plans to commence operations within fiscal year 1999.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheet


    Assets


                                             March 31, 1999    December 31, 1998
Current Assets
Cash                                           $         12         $    2,874
Supplies Inventory                                    1,350              1,350
                                               ------------        -----------

Total Current Assets                                  1,362              4,224

Property and Equipment Net                            3,984              3,984
                                               ------------        -----------

  Total Assets                                 $      5,346        $     8,208
                                               =============       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                            $       23,066      $    24,897
   Notes Payable                                      167,394          165,564
   Notes Payable-Officers                              99,881           99,861
   Accrued Interest                                    26,699           24,029
   Dividends Payable                                  120,000          120,000
                                               --------------      -----------

   Total Current Liabilities                          437,040          434,351

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   500,000 shares issued and
   outstanding                                            4,000          4,000
   Common stock, $0.01 par value.
   3,750,000 shares issued and
   outstanding                                           37,500         37,500
   Additional paid in capital                         1,097,801      1,097,801
   Deficit accumulated during
   the development stage                             (1,570,995)    (1,565,444)
                                               -----------------    -----------

   Total stockholder's
   Equity (deficit)                                     (431,694)     (426,143)
                                               ------------------   -----------


   Total Liabilities and
   Stockholder's Equity                        $           5,346  $      8,208
                                               =================  =============

The accompanying notes are an integral part of these financial statements.


                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Operations
         For the Three Months Ended March 31, 1999 and 1998 (unaudited)


                                               Three months        Three months
                                                  Ended               Ended
                                               March 31,1999     March 31, 1998

Revenues                                       $          -      $           -
Cost of Sales                                             -                  -
                                               ------------         ----------
Gross Profit                                              -                  -

Selling, general and
administrative expenses                               2,881              4,976
                                               ------------        -----------

Net loss from operations                              (2,881)            4,976

Other Expense
   Interest expense                                   (2,669)          (10,267)
                                               --------------      -----------

Net loss                                       $      (5,550)     $     (5,291)
                                               ============        ============

Basic net loss per share                       $      (0.0013)   $     (0.0013)
Weighted average shares
outstanding                                         4,150,000        3,962,500


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                             1999         1998
                                                             ------------------


Cash flows from operating activities
  Net loss                                                 ($5,550)    ($5,291)

  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities

  Change in accounts payable                                (1,832)     (8,107)
  Change in other current liabilities                        2,670      14,029
                                                           -------   ---------
  Net cash provided by (used by)
  operating activities                                      (4,712)      (631)
                                                            --------  --------

  Net cash provided by (used by)
  investing activities                                           -0-       -0-

Cash flows from financing activities
  Change in short term notes payable                         1,830      3,477
  Repayment of loans from shareholder                           20         -0-
  Net cash provided by (used by)
  financing activities                                       1,850      3,477

 Net increase (decrease) in cash                            (2,862)     2,846

Cash at beginning of period                                  2,875         29
                                                            -------   --------

Cash at end of period                                      $    13   $  2,875
                                                            ========  ========

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of U.S.A Sunrise Beverages, Inc. (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-SB of the Registrant, and notes thereto, for the year ended December 31, 1998.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

         To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder, currently in default and subject to a June, 1997 judgment for $72,564 plus statutory interest at 5%.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: June 11, 1999               /s/ Omar Barrientos
-----------------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)