Form 10-Q
period 1999-06-30
USA SUNRISE BEVERAGES INC
filed 1999-08-18
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Registrant had 3,750,000 shares of common stock, $0.01 par value, outstanding as of June 30, 1999.

The information for the 10Q as June 30, 1999 is as follows;

The number of shares outstanding of the registrant's preferred stock as of June 30, 1999 is 400,000 shares. The number of shares outstanding of the registrant's common stock as of June 30, 1999 is 3,750,000 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998.

          Consolidated Statement of Operations for the three and six months Ended June 30, 1999 and 1998 (unaudited)

          Consolidated Statement of Cash Flow - Six months Ended June 30, 1999 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1) Liquidity

               As of June 30, 1999, Registrant had cash of $1,740.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and Paul Miller Trust and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheet

                                     Assets

                                              June 30, 1999    December 31, 1998
Current Assets
Cash                                           $     1,740       $     2,874
Supplies Inventory                                   1,350             1,350
                                               -----------       -----------

Total Current Assets                                 3,090             4,224

Property and Equipment Net                           3,984             3,984
                                               -----------       -----------

  Total Assets                                 $     7,074       $     8,208
                                               ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                            $    24,213       $    24,897
   Notes Payable                                   176,124           165,564
   Notes Payable-Officers                           99,861            99,861
   Accrued Interest                                 33,136            24,029
   Dividends Payable                               120,000           120,000
                                               -----------       -----------

   Total Current Liabilities                       453,334           434,351

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   500,000 shares issued and
   outstanding                                       4,000             4,000
   Common stock, $0.01 par value
   3,750,000 shares issued and
   outstanding                                      37,500            37,500
   Additional paid in capital                    1,097,800          1,097,81
   Deficit accumulated during
   the development stage                        (1,585,560)       (1,565,444)
                                               -----------       -----------

   Total stockholder's
   Equity (deficit)                               (446,260)         (426,143)
                                               -----------       -----------


   Total Liabilities and
   Stockholder's Equity                        $     7,074       $     8,208
                                               ===========       ===========


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Operations
         For the Three Months Ended March 31, 1999 and 1998 (unaudited)


                                 Three months      Three months         Six months         Six months
                                    Ended             Ended               Ended              Ended
                                 June 30,1999      June 30, 1998       June 30,1999       June 30,1998

Revenues                         $      --          $      --          $      --          $      --
Cost of Sales                           --                 --                 --                 --
                                 -----------        -----------        -----------        -----------
Gross Profit                            --                 --                 --                 --

Selling, general and
administrative expenses                8,125             16,227             11,009             21,203
                                 -----------        -----------        -----------        -----------

Net loss from operations              (8,125)           (16,227)           (11,009)           (21,203)

Other Expense
   Interest expense                   (6,438)           (33,635)            (9,107)           (23,368)
   Depreciation Expense                 --               (7,909)             (--)              (7,909)
                                 -----------        -----------        -----------        -----------

Net loss                         $   (14,563)       $   (57,771)       $   (20,116)       $   (52,480)
                                 ===========        ===========        ===========        ===========

Basic net loss per share         $   (0.0035)       $   (0.0014)       $   (0.0048)       $   (0.0013)
Weighted average shares
outstanding                        4,150,000          3,962,500          4,150,000          3,962,000


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (unaudited)


                                                        Six months ended
                                                            June 30
                                                      1999            1998
Cash flows from operating activities
  Net loss                                         ($ 20,116)      ($ 52,480)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Depreciation Expense                                  --            17,827
  Change in accounts payable                            (685)         16,767
  Dividends payable preferred stock                      -0-         (60,000)
  Change in other current liabilities                  9,107            --
  Change in short term notes payable                  10,560         115,896
                                                   ---------       ---------
  Net cash provided by (used by)
  operating activities                                (1,135)        (38,010)
                                                   ---------       ---------

Cash Flows from Investment Activities
  Investment Equipment                                   -0-            (456)
  Software                                               -0-               2
                                                   ---------       ---------
Net cash provided by (used by)
  investing activities                                   -0-            (454)

Cash flows from financing activities
   Repayment of long term debt                           -0-         (39,547)
  Repayment of loans from shareholder                    -0-           4,337
                                                   ---------       ---------
  Net cash provided by (used by)
  financing activities                                   -0-         (35,210)
                                                   ---------       ---------


 Net increase (decrease) in cash                      (1,135)          2,346

Cash at beginning of period                            2,875              29
                                                   ---------       ---------

Cash at end of period                              $   1,740       $   2,375
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of U.S.A Sunrise Beverages, Inc.(the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-SB of the Registrant, and notes thereto, for the year ended December 31, 1998.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended June 30, 1999 and 1998 and the six-month periods ended June 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder, currently in default and subject t a June, 1997 judgment for $72,564 plus statutory interest at 5%.




  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date:                            /s/ Omar Barrientos
---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)