Form 10-Q
period 1999-09-30
USA SUNRISE BEVERAGES INC
filed 1999-11-15
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

The number of shares outstanding of the registrant's preferred stock as of September 30, 1999 is 400,000 shares, par value $0.01, stated value $3.00

The number of shares outstanding of the registrant's common stock as of September 30, 1999 is 4,460,809 shares, par value $0.01

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998.

          Consolidated Statement of Operations for Quarter and nine months Ended September 30, 1999 and 1998 (unaudited)

          Consolidated Statement of Cash Flows - Nine months Ended September 30, 1999 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Signatures

          (1)  Liquidity

               As of September 30, 1999, Registrant had cash of $1,022.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and Paul Miller Trust and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheet

                                     Assets

                                               September 30, 1999   December 31, 1998
                                               ------------------   -----------------
Current Assets
Cash                                               $     1,022         $     2,874
Supplies Inventory                                       1,350               1,350
                                                   -----------         -----------

Total Current Assets                                     2,372               4,224

Property and Equipment Net                               3,984               3,984
                                                   -----------         -----------

  Total Assets                                     $     6,356         $     8,208
                                                   ===========         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                                $    23,213         $    24,897
   Notes Payable                                       176,124             165,564
   Accrued Interest                                     39,614              24,029
   Dividends Payable                                   120,000             120,000
                                                   -----------         -----------

   Total Current Liabilities                           358,951             334,490

Long Term liabilities

  Loan Shareholder's -Officers                          95,853              99,861
                                                   -----------         -----------
  Total Long Term Liabilities                           95,853              99,861


STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   400,000 shares issued and
   outstanding                                           4,000               4,000
   Common stock, $0.01 par value
   3,750,000 shares issued and
   outstanding 1998. 4,460,809
   issued & outstanding 9/30/99                         44,608              37,500
   Additional paid in capital                        1,097,801           1,097,801
   Deficit accumulated during
   the development stage                            (1,594,857)         (1,565,444)
                                                   -----------         -----------

   Total stockholder's
   Equity (deficit)                                   (448,448)           (426,143)
                                                   -----------         -----------


   Total Liabilities and
   Stockholder's Equity                            $     6,356         $     8,208
                                                   ===========         ===========

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Operations
             For Quarter Ended September, 1999 and 1998 (unaudited)
           and Nine Months Ended September 1999 and 1998 (unaudited)

                                        Quarter               Quarter               Nine months           Nine months
                                        Ended                 Ended                 Ended                 Ended
                                        September 30,         September 30,         September 30,         September 30,
                                        1999                  1998                  1999                  1998
Revenues                                $        --           $        --           $        --           $        --
Foreclosure Gain                                 --                35,939                    --                35,939
Cost of Sales                                    --                    --                    --                    --
                                        -----------           -----------           -----------           -----------
Gross Profit                                     --                35,939                    --                35,939

Selling, general and
administrative expenses                       2,817                 2,855                13,827                24,059
                                        -----------           -----------           -----------           -----------

Net Income (loss)
from operations                              (2,817)               33,084               (13,827)               11,880

Other Expense
   Interest expense                          (6,478)               (4,393)              (15,585)              (27,761)
   Depreciation Expense                          --                    --                   (--)               (7,909)
                                        -----------           -----------           -----------           -----------

Net Income (loss)                       $    (9,295)          $    28,690           $   (29,412)          $   (23,789)
                                        ===========           ===========           ===========           ===========

Basic net Gain (loss)
per share                               $   (0.0021)          $    0.0072           $   (0.0069)          $   (0.0060)
Weighted average shares
outstanding                               4,460,809             3,962,500             4,253,603             3,962,000

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                         1999            1998
                                                       --------        --------
Cash flows from operating activities
  Net Income (loss)                                    ($29,412)       ($23,789)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Depreciation Expense                                    1,427           8,491
  Change in Inventory                                        (1)              2
  Change in accounts payable                              3,043          17,323
  Change in other current liabilities                    39,614             -0-
  Dividends payable preferred stock                      60,000             -0-
  Change in short term notes payable                      4,602         (30,084)
                                                       --------        --------
  Net cash provided by (used by)
  operating activities                                   79,273         (28,057)
                                                       --------        --------

Cash Flows from Investment Activities
  Investment Equipment, Plant                               -0-            (456)
                                                       --------        --------
Net Cash Provided by (Used by)
  Investing Activities                                      -0-            (456)

Cash flows from financing activities
  Repayment of loans from shareholders                     (489)         13,998
  Additional paid in capital                            (84,940)         14,563
  Sale of Capital Stock                                   7,108             -0-
                                                       --------        --------
  Net Cash Provided by (Used by)
  Financing Activities                                  (78,321)         28,561
                                                       --------        --------


 Net Increase (Decrease) in Cash                            952              48

Cash at Beginning of Period                                  70              22
                                                       --------        --------

Cash at End of Period                                  $  1,022        $     70
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise beverages, Inc. as of September 30, 1999 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-SB of the Registrant, and notes thereto, for the year ended December 31, 1998.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the quarter ended September 30, 1999 and 1998 and the nine-month periods ended September 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year. The Company has approximately $1,000,000 in net operating loss carryforwards available to reduce federal taxable income in future periods. The tax effect of these losses, with the exception of $24,500 related to the extraordinary item for 1998, has been offset by a full valuation allowance.

2.   Reclassification-Adjustments:

     Certain prior year amounts have been reclassified and adjusted to conform to current year presentation.

     In September 1999, the Company issued 710,809 shares of common stock, of which 550,809 were unrestricted and 160,000 restricted. The 550,809 shares were issued by the Company as a reimbursement to certain stockholder's for their use of shares in conjunction to provide funds to the Company. The balance of 160,000 shares of common stock issued relates to contracts and consultant fees.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S.A. Sunrise Beverages, Inc., (the "Company") was incorporated under the laws of the state of South Dakota August 13,1990. The Company intends to restart its production of exotic soft drinks and spring water. The Company owns the rights to produce and distribute ten beverage flavors including Papaya Sunrise and its slogans "The Drink of Paradise". These rights were acquired by the Company at a value of technology transfer at $1,144,500, or $7.50 per share. For financial statement purposes, the shares have been registered at $0.01 per share representing the par value at the time of transfer. The Company also owns the rights to purchase, in bulk, water from a spring located in the Black Hills, in Spearfish, South Dakota. This water will be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan "Water of Presidents".

Although there are no recent distribution agreements in place, management has kept its contacts and familiarity within the soft drink industry and with the experience and support of the Company's strong management and sales force, management believes it will re-establish channels for the distribution of its products through distributors and manufactures. Past contracts and agreements include Shasta, McLane, McLane International and Full Service Beverages.

On September 10, 1999, the Company entered into an Advisory agreement with A-Z Professional Consultants, Inc., a Utah corporation, whereby the company will be provided the assistance in effecting the purchase of business and assets relative to its business and growth strategy, general business and financial issues consulting the introduction of the Company to brokers and dealers and assisting in the preparation of documents for use by market makers, public relation firms and consultants and others that may assist the Company in its plans and future and create a research report for the company (the 'Service'). As consideration for these consulting and services the Company has issued the consultant 100,000 shares of restricted common stock.

On September 30, 1999, Olsen Payne and Company, filed with NASD on behalf of the Company, an application for the securities of the Company to be quoted on the OTC Bulletin Board under the requirements of the Securities and Exchange Commission (SEC) Rule 15c2-11 and the filing and information requirements of NASD RULE 6740 of the NASD by-laws.

                           FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-Q constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward- looking are reasonable, we can no give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB for the year ended December 31, 1998.


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

                                       U.S.A Sunrise Beverages, Inc.
                                       ----------------------------
                                                (Registrant)



Date: June 11, 1999                     /s/ Omar Barrientos
--------------------------------
                                       Omar Barrientos,
                                       President, Chief Executive Officer and
                                       Treasurer)