Form 10KSB
period 1999-12-31
USA SUNRISE BEVERAGES INC
filed 2000-05-02
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

                        Commission File Number: 000-24965


                         U.S.A. SUNRISE BEVERAGES, INC.
             (Exact name of registrant as specified in its charter)



      South Dakota                                        46-0439668
(State of Incorporation)                         (I.R.S. Employer I.D. Number)

                        P.O. Box 938, Spearfish, SD 57783
              Address of principal executive offices and Zip Code)

                                 (605-642-5560)
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements or the past 90 days:                                [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]


Registrant's revenues for its most recent fiscal year
(ended December 31, 1999): N/A

Aggregate market value of voting stock held by non-affiliates: N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

4,460,809 common shares were outstanding as of December 31, 1999.

I.   PART

1. ITEM DESCRIPTION OF BUSINESS.

U.S.A. Sunrise Beverages, Inc.(the "Company")was incorporated in August 13, 1990 in the State of South Dakota under the name Papaya U.S.A. Corporation.

U.S.A. Sunrise Beverages, Inc., (the "Company") was incorporated under the laws of the state of South Dakota August 13,1990. The Company intends to restart its production of exotic soft drinks and spring water. The Company owns the rights to produce and distribute ten beverage flavors including Papaya Sunrise and its slogans "The Drink of Paradise". These rights were acquired by the Company at a value of technology transfer at $1,144,500, or $7.50 per share. For financial statement purposes, the shares have been recorded at $0.01 per share representing the par value at the time of transfer. The Company also owns the rights to purchase, in bulk, water from a spring located in the Black Hills, in Spearfish, South Dakota. This water is planned to be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan "Water of Presidents".

Although there are no recent distribution agreements in place, management has kept its contacts and familiarity within the soft drink industry and with the experience and support of the Company's strong management and sales force, management believes it can re-establish channels for the distribution of its products through distributors and manufactures. Past contracts and agreements include Shasta, McLane, McLane International and Full Service Beverages.

The operations of the Company will be dependent entirely upon the Company obtaining sufficient capital to conduct its business. There are no assurances that the Company will be able to obtain the necessary capital to commence its operations. As noted in the financial statements incorporated herein, should the Company not be able to implement its business plan, there exists doubt about the Company continuing to exist as a going concern. See Note 2 to Financial Statements.

The Company anticipates that it will be required to borrow additional money and may be required to issue additional debt or equity securities. There is no assurance that available investors or lenders can be found or that the terms of any financing which may be available to the Company would become available on suitable terms.

The Company is not presently producing, selling or otherwise marketing any product, and does not intend to do so until after capitalization. The current business activities of the Company consist of solicitation of bids on equipment, negotiation of leases and pre-contacts with former and prospective distributors of the Company's products, including generation of sales plans and incentives by geographic area including freight areas and rates of rebates. The Company believes that it will be able to commence manufacturing operations within three months following the receipt of $250,000 and completion of modifications to its proposed facility. There are no assurances that the Company will be able to secure such funds or that the Company will be able to start manufacturing.

The Company's ability to successfully implement its business plan will also depend upon attracting and retaining competent employees and management personnel. The Company's ability to attract competent personnel will be dependent on the ability of the Company to provide competitive salaries, benefits, support, and opportunity. The Company's primary key employee is its President, Omar Barrientos. If the Company should lose the services of Mr. Barrientos, there are no assurances that the Company would be able to obtain an acceptable replacement on suitable terms. There are no assurances that Company will be able to provide suitable compensation and/or benefits to attract and retain such personnel as are necessary to conduct its business.

Presently the Company has no full time employees. The Company has taken initial steps concerning its human resources plans. The Company's president, Omar Barrientos does not currently have an employment contract with the Company, but he devotes 100% of his time to the Company's business. The Company intends to enter into an employment agreement with Omar Barrientos, the Company's president upon capitalization of the Company.

2. ITEM DESCRIPTION OF PROPERTY

The Company intends to move its proposed operations to a 5,000 square foot facility located in an industrial park in Spearfish, South Dakota. The Company intends to lease a building at 3150 4th Avenue, Spearfish, South Dakota from the Paul Miller Sr. Trust. The annual cost is $17,500 for the first three (3) years, $17,844 annually for the fourth through sixth years, $18,744 for the seventh through ninth years and $19,680 for the tenth year.

The Company's current business address is Box 938, Spearfish, SD, 57783 and its phone number is (605) 642-5560. The Company has temporarily stored miscellaneous office and equipment and supplies at the 3150 4th Avenue location. This building has office space in addition to potential production space. The Company currently has temporary office space in a segregated basement area at 719 Cedar Lane, Spearfish, SD. The Company's permanent mailing address is 719 Cedar Lane P.O. Box 938 Spearfish, SD 57783. The Company is currently conducting its business from these locations. The Company's registered agent upon whom service of process may be made is Omar Barrientos whose physical address is 719 Cedar Lane, Spearfish, SD 57783.

3. ITEM LEGAL PROCEEDINGS.

To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder, currently in default and subject to a June, 1997 judgment for $72,564 plus statutory interest at 5%.

4. ITEM SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

     PART II.

5. ITEM MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market information.

     A limited public market for the Company's Common Stock exists on the NASDAQ Bulletin Board under the symbol "USBV."

     The Company's Common Stock was listed on the Nasdaq O-T-C Bulletin Board on October 14, 1999. There was no trading of the Common Stock, however, during the year ended December 31, 1999.

     As of March 31, 2000, there were approximately 85 record holders of the Company's Common Stock.

     The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

6. ITEM MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     U.S.A. Sunrise Beverages, Inc., (the "Company") was incorporated under the laws of the state of South Dakota August 13,1990. The Company intends to restart its production of exotic soft drinks and spring water. The Company owns the rights to produce and distribute ten beverage flavors including Papaya Sunrise and its slogans "The Drink of Paradise". These rights were acquired by the Company at a value of technology transfer at $1,144,500, or $7.50 per share. For financial statement purposes, the shares have been registered at $0.01 per share representing the par value at the time of transfer. The Company also owns the rights to purchase, in bulk, water from a spring located in the Black Hills, in

Spearfish, South Dakota. This water is planned to be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan "Water of Presidents".

     Although there are no recent distribution agreements in place, management has kept its contacts and familiarity within the soft drink industry and with the experience and support of the Company's strong management and sales force, management believes it can re-establish channels for the distribution of its products through distributors and manufactures. Past contracts and agreements include Shasta, McLane, McLane International and Full Service Beverages.

7. ITEM FINANCIAL STATEMENTS.

     The consolidated financial statements of U.S.A Sunrise Beverages, Inc. including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

8. ITEM CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.

PART III.

9. ITEM DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) Identification of Directors

Directors are elected by the shareholders to hold office for a one year term or until a successor is elected and qualified.

Name                       Age   Position                         Served From
- ----                       ---   --------                         -----------
Omar Barrientos            58    CEO, Chairman, Treasurer,        August, 1990
                                    President
Robert Westerfield         58    Vice-President, Director         October, 1993
Gene Fairchild             52    Vice-President, Director P.R.,   March, 1996
                                    Secretary
Louis J. Twiss             59    Director                         October, 1993
William S. Brewster        58    Director                         October, 1993
Carlos Caceres             51    Advisory Board Director          Nov., 1993
Donald L. Antle            57    Advisory Board Director          October, 1993
Ing. Jaime Aponte Issa     58    Advisory Board Director          October, 1993
Jose Ezzidin Eid Montano   52    Advisory Board Director          October, 1993

(b)  Identification of Executive Officers.

Executive Officers serve in their capacities at the pleasure of the Board of Directors of the Company.

(c)  Identification of Certain Significant Employees.

The Company's only significant employee at the present time is its President, Omar Barrientos. Mr. Barrientos presently commits 100% of his time to the Company and is not involved in any other business pursuits.

(d)  Family Relationships.

At present, no directors, officers or employees of the Company are related. However, the controlling shareholders of Tesoro Corporation are immediate family members of Omar Barrientos, the Company's president.

The controlling shareholders of Tesoro and their relationship to Mr. Barrientos are as follows: Isabel Barrientos (wife), Elizabeth Barrientos Shroeder (daughter), Hugo Barrientos (son), and Omar A. Barrientos (son).

Pursuant to the contractual arrangements between Tesoro and the Company, Tesoro has given the Company access to Tesoro's water rights and conversely, the Company has agreed to purchase water from Tesoro at a mutually agreed price. The mutually agreed price to be paid by the Company to Tesoro is the identical purchase price paid by Tesoro to the Trust. Under the current agreement, Tesoro will not realize any profit in its dealings with the Company. However, the Company may lose its source of spring water should Tesoro or the Company default on their respective obligations to each other and/or the Trust, or if a hostile management takeover occurs on the part of the Company.

The hauling agreement between Tesoro and the Company has nearly identical terms and conditions regarding the respective obligations between the parties, and the potential impact of default upon the Company's business.

(e)  Business Experience.

Omar Barrientos

Mr. Barrientos has been the president, treasurer and a director of the Company since August 13, 1990. During the last seven years, he has researched all aspects of the beverage industry, including concentrate components, production and sales, cost calculations, distribution systems, and bottling requirements. Mr. Barrientos' contacts enabled the Company to acquire the rights to its Sunrise product line and its domestic and imported waters.

Mr. Barrientos is not currently employed in any capacity or position outside the Company and devotes 100% of his time and effort to the Company's business. As to Mr. Barrientos' business experience outside of the Company, since 1981, Mr. Barrientos has held a license as a Real Estate Mortgage Broker under the South Dakota Banking Commission. From 1986 to 1990, Mr. Barrientos was president of Mexico U.S.A. (Mexican restaurants) located in Rapid City SD From 1981 to present, Mr. Barrientos has been the owner of Ombar Financial Services, Rapid City SD.

Robert Westerfield

Mr. Westerfield has been the vice president and a director of the Company since October 23, 1993. Mr. Westerfield has over 30 years of beverage industry experience. His background within the industry covers many major bottling plants including All American. Mr. Westerfield is the former president and COO of Full Service Beverage (1982 to 1995), and a member of the Board of Directors of the

Royal Crown Bottlers Association. From 1995 to the present, he has been the owner of Bob Westerfield Equipment Co., Wichita, KS.

Gene Fairchild

Mr. Fairchild has been the vice president, secretary and a director of the Company since March 1996. Mr. Fairchild has extensive background in marketing, management, news media, and the insurance field. From 1986 to the present, Mr. Fairchild has been the vice president, treasurer and a stockholder of Agents of Insurance, Rapid City SD one of the largest insurance agencies in South Dakota. Mr. Fairchild has been in the insurance field since 1973, starting as a co-owner of McKinney-Weddell Insurance, predecessor of Agents of Insurance.

Louis J. Twiss

Mr. Twiss has been a director of the company since october, 1993. From 1982 to 1991, mr. Twiss was the owner of discount batteries, inc., Rapid city sd from 1991 to the present, he has been the owner of twiss ranch involved in ranching and consulting. Mr. Twiss is involved in developing special programs of distribution to indian casinos and reservations. Mr. Twiss, a native american has prior experience as a consultant for native americans as well as for companies dealing with native americans. Mr. Twiss provides consulting services regarding government programs and opportunities to various companies and native americans regarding leases, equipment, minority issues and marketing in indian casinos.

William S. Brewster

From 1982 to the present, Mr. Brewster has been president of Brewster Marketing Company, Brewster Associates, a consulting firm, East Hampton, CT, Brewster Financial group and BCP Marketing Group. Mr. Brewster has over 30 years of marketing experience. He has been consulting manager to several companies and has been a member of professional organizations such as the American Society of Training and the New England Association of Advertising. Mr. Brewster has lectured at seminars for the State of Connecticut, the University of Hartford, and University Health Center.

Advisory Board Directors

Carlos Caceres

Mr. Caceres has been an advisory director of the Company since November 30, 1993. From 1991 to 1993, Mr. Caceres was the President of McLane International, an affiliate of McLane, Inc. and Wal-Mart. Mr. Caceres has substantial knowledge of, and contacts in, the food and beverage industries. Mr. Caceres will assist in the Company's efforts to place its product in national markets and in the Caribbean Basin. Mr. Caceres is a native of Peru.

Donald L. Antle

Mr. Antle began his career in the soft drink industry in 1958 at the Seven-Up Bottling Company and continued in management position until joining the Dr

Pepper Company a Zone Manager in 1962. From 1964 - 1973 Mr. Antle was the Division Manager of Dr. Pepper, responsible for all sales, marketing and franchising for the eight mid-western states. From 1973- to 1986 he served as Vice-president and Senior Vice-president of Dr Pepper and President of Premier Beverages (Welch's)

Mr. Antle is the founder and President of Antle Enterprises, Inc., a consulting and service entity to the beverage industry. He is also a Director of the Equitable Bank, Dallas, Texas. Mr. Antle has 30 years experience in the beverage industry and specific experience concerning mergers and acquisitions within that industry. Mr. Antle has successfully completed a variety of beverage company mergers, acquisitions, corporate financing and special consulting projects.

Ing. Jaime Aponte Issa

Mr. Aponte is the General Manager of Embotelladora La Cascada and the President of the Bolivian National Association of Bottlers.

Jose Ezzidin Eid Montano

Mr. Ezzidin Eid Montano is the President and principal owner of Grupo Industrial "La Cascada". His company has grown to become the largest independent bottling company in South America with eleven bottling plants.

The dates of service for present and prior employment of the Company's officers and directors are as follows:

Omar Barrientos (president, treasurer), prior employment; (1986 to 1990) president of Mexico U.S.A. (restaurants) Rapid City SD; (1981 to present) Ombar Financial Services, Rapid City SD; (1990 to present) president of the Company.

Robert Westerfield (vice president, director), prior employment; (1982 to 1995), COO of Full Service Beverage Co.; (1995 to present) owner of Bob Westerfield Equipment Co., Wichita, KS.

Gene Fairchild (vice president, director, secretary) prior employment; (1986 to present) vice president, treasurer of Agents of Insurance, Rapid City SD.

Louis Twiss (director) prior employment; (1982 to 1991) owner of Discount Batteries, Inc., Rapid City SD; (1991 to present) 0wner of Twiss Ranch (ranching/consulting).

William Brewster (director) prior employment; (1982 to present) president of Brewster Associates, East Hampton, CT (consulting).

There are no assurances that the Company will be able to retain the services of the current members of the Board of Directors, or that it will be able to attract other members to serve as directors should vacancies develop.

(f)  Involvement in Certain Legal Proceedings.

The Company has conducted due diligence and has no record of existing officers or directors that currently have, and does not believe that they been involved in, any legal proceedings material to an evaluation of the ability or integrity of any director or officer.

10. ITEM EXECUTIVE COMPENSATION.

(a)  Cash Compensation, Bonus, and Deferred Compensation.

The following table sets certain information with respect to annual compensation paid in 1997, 1998 and 1999 to the Company's only executive officer.

Name and Principal                          Other Annual     All Other
Position             Year   Salary   Bonus  Compensation    Compensation
- ------------------------------------------------------------------------
Omar Barrientos,     1999    None     None      N/A             N/A
  President          1998    None     None      N/A             N/A
                     1997    None     None      N/A             N/A

(b)  Compensation Pursuant to Plans.

Company currently has no plans for compensation, key man insurance, pension, or stock options stock appreciation rights plans.

11. ITEM SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership of Certain Beneficial Owners.

The following tables set forth as of June 1, 1998 the number and percentage of outstanding Shares of the Company beneficially owned by all persons known by the Company to be the owners of more than 5% of the Company's outstanding voting securities.

                 Name and Address               Amount and Nature
Title of          of Beneficial                   of Beneficial      Percent of
Class                Owner                          Ownership           Class
--------------------------------------------------------------------------------
Voting           Isabel & Elizabeth Barrientos  400,000 shares          100%
Preferred (3)    719 Cedar Lane
                 Spearfish, SD 57783

Voting           Omar Barrientos                400,000 shares          100%
Preferred (5)    P.O. Box 938
                 Spearfish, SD 57783

Common (2)       Hugo Barrientos                285,000 shares            6.39%
                 937 Herman Place
                 Rapid City, SD 57701

Common (1)       Omar A. Barrientos             283,000 shares            6.34%
                 1512 Marston
                 Ames, IA 50010

Common (6)       Birchwood Cptl. Advisors       450,000 shares           10.09%
                 4 Dogwood Court
                 West Paterson, NJ 07424

Common           Paul Miller Sr. Trust          271,169 shares            6.08%
                 967 Main
                 Deadwood, SD 57732

Common (4)       Elizabeth Schroeder            285,000 shares            6.39%
                 6778 Rosefield Dr.
                 San Diego, CA 92115

Common (3)       Elizabeth Schroeder and        769,809 shares           17.26%
                 Isabel Barrientos
                 719 Cedar Lane
                 Spearfish, SD 57783

----------
(1)  Omar A. Barrientos is the son of Omar Barrientos, the Company's President.

(2)  Hugo Barrientos is the son of Omar Barrientos, the Company's President.

(3) Isabel and Elizabeth (Schroeder) Barrientos are the wife and daughter respectively of Omar Barrientos, the Company's President.

     The aforementioned parties live at separate addresses and Mr. Barrientos disclaims any beneficial ownership in such shares owned by his sons, daughter or wife.

(b)  Security Ownership of Management.

The following table sets forth as of the date of this Registration Statement the
number  and  percentage  of  outstanding   voting   securities  of  the  Company
beneficially owned by Management.

                 Name and Address        Amount and Nature
Title of          of Beneficial            of Beneficial             Percent of
Class                Owner                   Ownership                  Class
-------------------------------------------------------------------------------
Voting           Omar Barrientos         400,000 shares                 100%
Preferred (2)    P.O. Box 938
                 Spearfish, SD 57783

Commons (2)      Omar Barrientos          16,015 shares                   0.36%
                 P.O. Box 938
                 Spearfish, SD 57783

Common           Robert Westerfield       10,000 shares                   0.22%
                 814 Dayton St.
                 Wichita, KS 67213

Common           Gene Fairchild           51,000 shares                   1.14%
                 1807 Spade Ct.
                 Rapid City, SD 57701

Common           Louis J. Twiss           10,000 shares                   0.22%
                 HC 57, Box 12
                 Buffalo Gap, SD 57722

All directors and officers as             87,015 shares (Common)          1.95%
a group (9 persons)                      400,000 shares (Preferred)     100.00%

----------
(1)  Director William S. Brewster, and Advisory Directors Carlos Caceres, Donald
     L. Antle, Ing. Jaime Aponte Issa and Jose Ezzidin Eid Montano do not own any shares of the Company.

(2)  Beneficial ownership.

(c)  Changes in Control.

No shares of the Company are presently delivered as security to third parties. There are no outstanding options or agreements which would affect control of the Company.

12. ITEM CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Transactions with Management and Others.

On January 1, 1994, the Company entered into a loan agreement in the original amount of $50,967.00 with its president, Omar Barrientos. Pursuant to the agreement, the president periodically pays expenses on behalf of the Company, or advances money to the Company to pay its expenses. The note payable bears interest at 7% and is calculated each December 31 to include all amounts due, including interest accrued at 7% thorough December 31. The balance due as of 12/31/99 was approximately $116,626.

On November 16, 1995, the Company entered into a note agreement with Dr. Neil Kurti, a Shareholder of the Company. The $50,000 note payable bears interest at 10% and carries a due date of February 1, 1996.

On or about April 4, 1995, the Company entered a loan agreement in the amount of $66,000 with Dr. Vincent Eilers, a shareholder of the Company, such loan being due and payable July 11, 1995. Dr. Vincent Eilers, filed a complaint against the Company on or about November 15, 1996. A judgment was entered on February 18, 1997. See Note 3 to Financial Statements. See also Legal Proceedings.

During 1997 and 1998, the Company received loans from a shareholder, Mr. Paul Miller, in the principal amount of $31,060, plus interest at 12%.

(b)  Certain Business Relationships.

Omar Barrientos is the President and a minority shareholder of Tesoro Corporation ("Tesoro"). The balance of the controlling shareholders are Mr. Barriento's family members. The Company has entered into an agreement with Tesoro whereby the Company acquired the exclusive right (except for certain areas of Illinois and California) to distribute the Viscachani Water ("Aqua from the Andes") in the U.S. Tesoro is the exclusive licensee of these rights and it has sub-licensed these rights to the Company.

Tesoro and the Company entered into the imported water agreement on or about October 1, 1993. The consideration for that agreement is One Dollar and the agreement of the Company to pay Tesoro a mutually agreed price per gallon, which is currently $0.07 per gallon. Except for public offerings on the part of the Company, any change in the controlling interest of the Company may be grounds for Tesoro to terminate the agreement.

The Company has also entered into a separate agreement with Tesoro whereby the Company has acquired the rights to the source of the spring water from which the Company intends to bottle its Rushmore Springs product. Tesoro and the Company entered into the spring water agreement on or about November 1, 1994. The consideration for that agreement is One Dollar and the agreement by Sunrise to pay Tesoro a mutually agreed price per gallon, which is currently $0.07 per gallon. Except for public offerings on the part of the Company, any change in the controlling interest of the Company may be grounds for Tesoro to terminate the agreement.

On September 30, 1993, the Company entered into an agreement with Cascada wherein the Company acquired the formulas, trademarks, technologies, and the exclusive right to produce and distribute ten beverage flavors in North America, Central America, the Caribbean, and all U.S. military installations, except those located in South America. The Company acquired these rights in exchange for the issuance of 152,600 Common Shares of the Company. The term of the technology agreement is "continuous with revisions every ten years or when the parties, by mutual accordance, find it pertinent."

(c)  Indebtedness of Management.

There is no indebtedness of officers or directors to the Company.

13. ITEM EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit
Number            Description
-------           -----------

3(i)              Articles of Incorporation
                  of Papaya U.S.A. Corporation*

                  Articles of Amendment
                  Filed November 4, 1993*

                  Articles of Amendment
                  Filed December 26, 1995*

                  Articles of Amendment
                  Filed August 13, 1997*

                  Letter of Amendment
                  Filed July 28, 1997*

3(ii)             Bylaws*

4.1               Description of Securities*

4.2               Resolution of Board of Directors dated
                  May 31, 1997 re: rights of Preferred Stock*


10.1 Technology Transfer Agreement & Addendum between Cascada and Tesoro dated
                  September 30, 1993*

10.2              Viscachani Contract between
                  Cascada and Tesoro dated
                  September 30, 1993*

10.3              Viscachani Contract between
                  Tesoro and the Company dated
                  October 1, 1993*

10.4              Water Contract between Paul
                  Miller Sr. Trust and Tesoro dated
                  October 22, 1995*

10.5              Addendums to Water Contract
                  between Paul Miller Sr. Trust and
                  Tesoro dated January 10, 1997*

10.6              Quit Claim Deed and Release dated
                  August 18, 1998 between Dakota Mining
                  and Construction, Inc. and the Company*

10.7              Letter of Intent between Paul Miller Sr.
                  Trust, Tesoro and Company dated July 13,
                  1998*

10.8              Loan Agreement between Omar Barrientos
                  and the Company dated January 1, 1994*

10.9              Note Agreement between Dr. Neil Kurti
                  and the Company dated November  11, 1995*

* Incorporated by reference from the Company's Registration Statement on Form 10-SB dated April 28, 1999 (File #000-24965).

REPORTS ON FORM 8-K:  NONE

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S.A. SUNRISE BEVERAGES, INC.

                                            /s/ Omar A. Barrientos
                                            ------------------------------------
                                            Omar A. Barrientos
                                            President


     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                                     Date
-----------------                                                     ----

/s/ Omar B. Barrientos                                         Date: May 1, 2000
-----------------------------
Omar Barrientos, Director

/s/ Robert Westerfield                                         Date: May 1, 2000
-----------------------------
Robert Westerfield, Director

/s/ Gene Fairchild                                             Date: May 1, 2000
-----------------------------
Gene Fairchild, Director

Louis J. Twiss                                                 Date: May 1, 2000
-----------------------------
Louis J. Twiss, Director

/s/ William S. Brewster                                        Date: May 1, 2000
-----------------------------
William S. Brewster, Director

                         U.S.A. SUNRISE BEVERAGES, INC.

                              Financial Statements

                           December 31, 1999 and 1998

                                    CONTENTS



                                                                         Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   1

BALANCE SHEET                                                              2

STATEMENT OF LOSS                                                          3

STATEMENT OF CASH FLOWS                                                    4

STATEMENT OF STOCKHOLDERS' EQUITY                                          5

NOTES TO FINANCIAL STATEMENTS                                            8-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
U.S.A. Sunrise Beverages, Inc.


We have audited the accompanying balance sheet of U.S.A. Sunrise Beverages, Inc. (a development stage company) as of December 31, 1999 and the related statements of loss, cash flows and stockholders' equity for each of the years ended December 31, 1999 and 1998, and for the period from inception (August 13, 1990) to December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S.A. Sunrise Beverages, Inc. as of December 31, 1999, and the results of its operations, its cash flows, and the changes in its stockholders' equity for each of the years ended December 31, 1999 and 1998, and for the period from inception (August 13, 1990) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has deficits in working capital and equity, and must obtain financing to meet its obligations and to commence operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also discussed in
Note 2. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.


Denver, Colorado
March 21, 2000

                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                         U.S.A. Sunrise Beverages, Inc.
                                  BALANCE SHEET
                                December 31, 1999


     ASSETS

Current assets
     Cash                                                           $     3,216
                                                                    -----------

     Total current assets                                                 3,216

     Total assets                                                   $     3,216
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $    10,711
     Notes payable                                                      177,785
     Notes payable - officers                                           116,626
     Accrued interest                                                    43,675
     Dividends payable                                                  180,000
                                                                    -----------
     Total current liabilities                                          528,797

Stockholders' equity
     Preferred stock, $0.01 par value, 500,000 shares authorized,
      400,000 shares issued and outstanding                               4,000
     Common stock, $0.01 par value, 10,000,000 shares authorized,
      4,460,809 shares issued and outstanding                            44,608
     Additional paid in capital                                       1,157,801
     Deficit accumulated during the development stage                (1,731,990)
                                                                    -----------

     Total stockholders' equity (deficit)                              (525,581)
                                                                    -----------

     Total liabilities and stockholders' equity                     $     3,216
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                                STATEMENT OF LOSS
             For the years ended December 31, 1999 and 1998, and for
        the period from inception (August 13, 1990) to December 31, 1999

                                                                              Inception to                For the year ended
                                                                              December 31,                    December 31,
                                                                                  1999                 1999                 1998
                                                                              -----------          -----------          -----------
Revenues                                                                      $   247,066          $        --          $        --

Cost of sales                                                                     177,901                1,350                   --
                                                                              -----------          -----------          -----------

Gross profit                                                                       69,165               (1,350)                  --

Selling, general and administrative expenses                                    1,526,221               83,157              108,663
                                                                              -----------          -----------          -----------

Net loss from operations                                                       (1,457,056)             (84,507)            (108,663)

Other expense
         Interest expense                                                        (164,943)             (19,896)             (52,047)
         Loss on disposal of assets                                                (2,143)              (2,143)
                                                                              -----------          -----------          -----------

Net loss before taxes and extraordinary item                                   (1,624,142)            (106,546)            (160,710)

         Income tax benefit                                                        24,500                   --               24,500
                                                                              -----------          -----------          -----------

Net loss before extraordinary item                                             (1,599,642)            (106,546)            (136,210)

Extraordinary item
         Foreclosure gain, net of tax of $24,500                                   47,652                   --               47,652
                                                                              -----------          -----------          -----------

Net loss                                                                      $(1,551,990)         $  (106,546)         $   (88,558)
                                                                              ===========          ===========          ===========


Basic net loss per share before extraordinary item                            $     (0.40)         $     (0.03)         $     (0.04)
Basic net income from extraordinary item                                             0.01                   --                 0.01
                                                                              -----------          -----------          -----------
Basic net loss per share                                                      $     (0.39)         $     (0.03)         $     (0.02)
                                                                              ===========          ===========          ===========

Weighted average shares outstanding                                             4,029,745            3,958,374            3,732,635
                                                                              ===========          ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                             STATEMENT OF CASH FLOWS
             For the years ended December 31, 1999 and 1998, and for
        the period from inception (August 13, 1990) to December 31, 1999

                                                           Inception to               Year ended
                                                           December 31,              December 31,
                                                               1999             1999             1998
                                                           -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,551,990)     $  (106,546)     $   (88,558)
Adjustments to reconcile net loss to net cash flows
 from operations
      Depreciation and amortization                             66,672            1,841            9,750
      Stock issued for services                                224,498            2,100               --
      Services provided at no charge to the company            560,047           60,000           60,000
      Interest rolled into notes                                12,681               --            6,127
      Writeoff of formulas and technology                        3,669            2,143
      Gain on foreclosure, before tax effect                   (53,214)              --          (53,214)
      Changes in items of working capital:
             Supplies inventory                                     --            1,350           13,048
             Accounts payable                                   24,175             (722)           3,235
             Accrued interest                                   43,675           19,646           28,107
                                                           -----------      -----------      -----------

             Net cash used by operations                      (669,787)         (20,188)         (21,505)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets for cash                        (10,140)              --               --
                                                           -----------      -----------      -----------

             Net cash used by investing activities             (10,140)              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of promissory notes                             167,730            8,730           14,500
      Notes payable - officer                                  251,781           23,740           17,850
      Payments on notes payable                               (107,630)         (11,940)          (8,000)
      Common stock                                             371,262               --
                                                           -----------      -----------      -----------

             Net cash provided by financing activities         683,143           20,530           24,350
                                                           -----------      -----------      -----------

             Net increase in cash                                3,216              342            2,845

Cash, beginning of period                                           --            2,874               29
                                                           -----------      -----------      -----------

Cash, end of period                                        $     3,216      $     3,216      $     2,874
                                                           ===========      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
      For the period from inception (August 13, 1990) to December 31, 1999

                                                                                                            Deficit
                                                                                                           Accumulated
                                             Preferred Stock          Common Stock           Additional      in the        Total
                                           Number of             Number of                     Paid-in     Development Stockholders'
                                            Shares       Amount   Shares          Amount       Capital        Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of stock for cash, August
 `1990, $0.005 per share                                         2,850,000        28,500        65,798                      94,298

Services rendered by a shareholder
at no charge to the company                                                                     20,047                      20,047

Net loss                                                                                                     (20,047)      (20,047)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1990                                       2,850,000        28,500        85,845       (20,047)       94,298

Issuance of stock for cash, January
 through November 1991, at an
 average price per share of $0.35                                   64,000           640        21,625                      22,265

Services rendered by shareholder
at no charge to the company                                                                     60,000                      60,000

Net loss                                                                                                     (60,026)      (60,026)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1991                                       2,914,000        29,140       167,470       (80,073)      116,537

Services rendered by shareholder
at no charge to the company                                                                     60,000                      60,000

Net loss                                                                                                    (185,756)     (185,756)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1992                                       2,914,000        29,140       227,470      (265,829)       (9,219)

Issuance of stock for cash, January
 1993, $2.21 per share                                              89,000           890       195,360                     196,250

Issuance of stock in settlement of
account payable, February 1993,
$0.10 per share                                                    300,000         3,000            --                       3,000

Issuance of stock for assignment
of land option, March, 1993,
 $0.01 per share                                                    10,000           100            --                         100

Issuance of stock for cash, April
 through July 1993, $4.58 per share                                 12,000           120        54,880                      55,000

Issuance of stock to acquire formulas
 and brands, $0.01 per share                                       152,600         1,526            --                       1,526

Issuance of stock for cash, August
 through November 1993, $6.33 per
 share                                                               7,670            77        48,442                      48,519

Issuance of stock for cash and
 services rendered, October 1993
 $0.004 per share                                                2,029,239        20,292        13,708                      34,000

Services rendered by shareholders
at no charge to the company                                                                     60,000                      60,000

Net loss                                                                                                    (247,991)     (247,991)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1993                                       5,514,509        55,145       599,860      (513,820)      141,185


    The accompanying notes are an integral part of the financial statements.

                                                                                                            Deficit
                                                                                                           Accumulated
                                             Preferred Stock          Common Stock           Additional      in the        Total
                                           Number of             Number of                     Paid-in     Development Stockholders'
                                            Shares       Amount   Shares          Amount       Capital        Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of stock for reduction of
 debt, December, 1994, $0.10 per
 share                                                             250,000         2,500        22,500                      25,000

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Net loss                                                                                                    (128,049)     (128,049)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1994                                       5,764,509        57,645       682,360      (641,869)       98,136

Issuance of stock for debt reduction,
 June 1995, $0.102 per share                                       201,460         2,015        18,579                      20,594

Issuance of stock for financing
 incentives and for services rendered,
 August 1995, $1.00 per share                                       75,000           750        74,250                      75,000

Surrender and cancellation of
 shares, August 1995                                              (729,239)       (7,292)        7,292                          --

Issuance of stock for cash upon
 exercise of warrants, December,
 1995, $0.13 per share                                             101,900         1,019        12,227                      13,246

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Net loss                                                                                                    (217,505)     (217,505)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1995                                       5,413,630        54,137       854,708      (859,374)       49,471

Issuance of stock for cash and
 services upon exercise of warrants,
 January 1996, $0.30 per share                                      89,422           894        26,088                      26,982

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Net loss                                                                                                    (322,213)     (322,213)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1996                                       5,503,052        55,031       940,796    (1,181,587)     (185,760)

Exchange of common stock for
 preferred stock                         400,000        4,000   (1,800,000)      (18,000)       14,000                          --

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                    (175,299)     (175,299)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1997               400,000        4,000    3,703,052        37,031     1,014,796    (1,416,886)     (361,059)


    The accompanying notes are an integral part of the financial statements.

                                                                                                            Deficit
                                                                                                           Accumulated
                                             Preferred Stock          Common Stock           Additional      in the        Total
                                           Number of             Number of                     Paid-in     Development Stockholders'
                                            Shares       Amount   Shares          Amount       Capital        Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of stock for debt reduction,
May, 1998, $0.50 per share                                          46,948           469        23,005                      23,474

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                     (88,558)      (88,558)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1998               400,000        4,000    3,750,000        37,500     1,097,801    (1,565,444)     (426,143)

Issuance of stock for debt reduction
and services performed,
September, 1999, $0.01 per share                                   710,809         7,108                                     7,108

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                    (106,546)     (106,546)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1999               400,000        4,000    4,460,809        44,608     1,157,801    (1,731,990)     (525,581)


    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


1.   Summary of Significant Accounting Policies

     Description of Business

     U.S.A. Sunrise Beverages, Inc. (the "Company") was incorporated under the laws of the State of South Dakota August 13, 1990. The Company intends to produce and distribute mineral water and soft drink products. From 1991 to 1993, the Company engaged in the test marketing of its papaya soft drink product in several states, and ceased production and sales in 1993 due to lack of financing. Pursuant to a 1993 agreement with Embotelladora La Cascada Ltda.("Cascada"), a Bolivian beverage producer, the Company has the right to produce and distribute ten beverage flavors (including a papaya beverage) in North America. It also owns the rights to purchase, from a related party, in bulk, water from a spring located in Spearfish, South Dakota, as well as the rights to distribute and sell a mineral water bottled by Cascada in the Andes.

     Going Concern

     As more fully discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described elsewhere, due to deficiencies in working capital resulting from operating losses sustained since inception, there exists substantial doubt about the Company's ability to continue as a going concern.

     Accounting Method

     The Company records income and expense on the accrual method.

     Loss per Share

     Loss per share has been computed using the weighted average number of shares outstanding. Common stock equivalents, consisting of a convertible note held by the company's president, are considered antidilutive for purposes of loss per share calculations.

     Non-cash Equity Transactions

     From time to time, the Company issues stock in exchange for services, in satisfaction of obligations previously incurred, or for other non-cash consideration. The shares are generally recorded at the fair market value of the consideration received.

     Services rendered at no charge to the Company by its founding shareholders are recorded at their estimated fair value as a charge to income and an increase in paid-in capital for the year in which the services are rendered.

     Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Going Concern

     The Company's financial statements have been prepared assuming the Company will continue as a going concern; however, there exists substantial doubt about the Company's ability to continue as a going concern.

     Liabilities of $528,797 exceed assets of $3,216 by $525,581 at December 31, 1999. The Company has had no significant cash flows from operations to date and must obtain additional funding to meet its obligations and to implement its business plan. There can be no guarantee that such financing can be obtained and that the Company will have sufficient resources to pursue its business plan.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

2.   Going Concern (continued)

     Management plans to register its equity securities under Rule 12(g). Once in a position as a public company, management intends to pursue equity financing of up the $1,000,000 in a Regulation D private placement, or through a similar equity issuance to accredited investors. Management anticipates that funds generated through the private placement of its equity securities will be applied first to the reduction of certain outstanding obligations against the company. The remainder will be applied to the pre-production costs of establishing national distribution of its products. These costs include expenditures and working capital to fund inventory purchases and receivables generated by operations.

     Although there are no recent distribution agreements in place, management believes that its familiarity and contacts within the soft drink industry will allow it to establish channels for the distribution of its products, possibly with a larger manufacturer.

     Management intends to produce its soft drink line under contract with an independent manufacturer, eliminating the requirement to purchase equipment and plant facilities for the papaya product and others. With respect to its planned bottled water line, the Company currently has a letter of intent with a shareholder to lease and/or purchase bottling equipment and plant facilities which it believes will be suitable to produce the amounts contemplated in its business plan.

     In February 1998, management entered into a letter of intent with a consulting firm to conduct a capital raising initiative for the Company. There can be no guarantee that such capital raising initiative will be successful, or that the Company will have sufficient resources to pursue its business plan.

3.   Notes Payable

     Notes payable consist of the following:

     7% note payable to the Company's president,  due on
     demand and payable, at the option of the president, in
     shares of the Company's common stock                          $116,626

     7% note payable to Tesoro, a related party                       1,661

     Note payable to a stockholder, currently in default and
     subject to a June, 1997 judgment for $72,564 plus
     interest at 5%                                                  72,564

     10% unsecured note payable to a stockholder,
     principal and interest due February 1996                        50,000

     Non-interest bearing obligation payable to a
     former distributor, originally due April, 1992                  22,500

     12% unsecured demand notes payable to a stockholder             31,060
                                                                   --------
                                                                   $294,411
                                                                   --------

     The note payable to the Company's president is pursuant to a loan agreement whereby the president periodically pays expenses on behalf of the Company, or advances money to the Company for the Company to pay its expenses. The note bears interest at 10% and is calculated each December 31 to include all amounts due, including interest accrued at 10%, through December 31. Interest expense for 1999 and 1998 under this note totaled $7,578 and $5,004, respectively.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

3.   Notes Payable (continued)

     The judgment payable to a stockholder is the result of the Company being unable to comply with the payment terms of a note payable, issued to a shareholder, that was originally due in July 1995. The judgment payment was due by June 1, 1998. The Company's president agreed to guarantee this debt in the event that the Company did not pay the judgment amount by the June 1, 1998 due date.

     The non-interest bearing debt was originally due in April 1992. The agreement incurring the debt provides that, in the event the Company fails to make payments required by the agreement, the Company and the other party to the agreement will share equally all costs and profits from marketing the Company's product in Florida until such time that the other party has received all funds due under the agreement.

4.   Stockholders' Equity

     Rights and provisions of outstanding shares Each share of the Company's common stock entitles the holder to one vote per share. Each share of the preferred stock entitles the holder to ten votes per share.

     The preferred stock provides for an annual dividend of 5% of its $3.00 stated value. The preferred stock dividend is cumulative and is to be paid annually at the end of the Company's fiscal year. The holders of the preferred stock may elect to take their dividend in either cash or common stock. If the holder elects to take the dividend in stock, the per share price of the common stock is either $1.50 per share or 50% of the last transaction price which occurred in the month prior to the preferred stock dividend declaration. At December 31, 1999, a total of $180,000 in cumulative preferred dividends had accrued, and none had been paid.

     Stock split

     In February, 1993, the Company underwent a 1 for 2 reverse split of its then outstanding common stock. All share and per share amounts have been restated to reflect the split retroactively to inception.

     Cascada agreement

     In July 1993, the Company issued a total of 152,600 shares of common stock pursuant to a ten year technology agreement with Embotteladora La Cascada Ltda. ("Cascada") whereby the Company acquired the right to be the exclusive producer and distributor of ten products in North America, Central America, the Caribbean, and all U. S. military installations in the world except those installations located in South America. The products covered by the technology agreement are soft drinks, including a papaya beverage, developed by a Bolivian concern.

     The technology agreement with Cascada specifies the value of the transferred technology at $1,144,500, or $7.50 per share. For financial statement purposes, the shares have been recorded at $0.01 per share, representing an estimate of the value of the shares at the time of transfer. The term of the technology agreement is "continuous, with revisions every 10 years or when the parties, by mutual accordance, find it pertinent."

     The agreement provides the Company with a first right of refusal should the Bolivian company wish to sell their shares of stock prior to the time the Company's stock is trading in the public market. The agreement also provides that "in the event of any problem arising with the verification of the correct number of shares that represent the number agreed, U.S.A. Sunrise agrees to come forward and evict and sanitize the $1,144,500 that must be paid" to the Bolivian company. Management anticipates that no additional share issuances will be necessary under this provision of the agreement.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

4.   Stockholders' Equity (continued)

     Shares issued and surrendered

     In October 1993, the Company issued, in connection with a proposed private placement of common stock, 2,029,239 shares of common stock for cash and services valued at $34,000, or $0.017 per share. In August, 1995, by mutual agreement of the Company and the shareholder, 729,239 of these shares were returned to the Company for cancellation.

     Warrant exercise

     In April 1994, the Company issued warrants for the purchase of up to 172,960 shares of common stock at an exercise price of $3.00 per share to all shareholders of record as of December 31, 1993. In December 1995, management reduced the exercise price of the warrants, resulting in additional sales of common stock in 1995 and 1996 for which the company received a total of $40,228 in cash proceeds. All unexercised warrants expired by their terms on January 15, 1996. As of December 31, 1999, no warrants were outstanding.

     Stock distributed to investors

     In August 1995, the Company issued 9,000 shares of stock to certain common shareholders as compensation for delays related to the planned registration of the Company's securities. For financial reporting purposes, these shares have been valued at $1.00 per share. In addition, the Company issued 66,000 shares of its common stock to two creditors as compensation for delays in the repayment of note obligations totaling $50,000, as well as in consideration for services rendered to the company. These shares have been valued at $1.00 per share.

     Common shares exchanged for preferred shares

     During 1997, family members of the Company's president exchanged 1.8 million shares of common stock for 400,000 shares of preferred stock.

     Services rendered at no charge to the Company

     Since inception, the Company has had limited capitalization, and consequently, its founding shareholders, primarily its president, have paid expenses and rendered services on behalf of the Company for no consideration. Management has estimated the fair value of the services rendered by its founding shareholders to be $60,000 per year, and has recorded paid-in capital of $560,047 since inception for these services.

5.   Foreclosure gain

     On August 18, 1998, the Company surrendered its investment in a warehouse and all improvements pursuant to a foreclosure on the building for non-payment of the associated mortgage loan with unpaid principal and interest of $310,352. The Company's undepreciated basis in the building at the time of foreclosure was $238,200. The accompanying financial statements include an extraordinary item for gain on the foreclosure of $47,652, net of income tax effect of $24,500.

6.   Related Party Transactions

     During 1997, family members of the Company's president exchanged 1.8 million Common Shares for 400,000 Preferred Shares. The Barrientos family members exchanged their shares of common stock for preferred shares in a restructuring of the Company's stock. The stock restructuring was in connection with the Company's contemplated, but not consummated private placement offering.

     Omar Barrientos is the President and a minority shareholder of Tesoro Corporation ("Tesoro"). The balance of the controlling shareholders are Mr. Barrientos' family members. The Company has entered into an agreement with Tesoro whereby the Company acquired the exclusive right (except for certain areas of Illinois and California to distribute the Viscachani Water ("Aqua from

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

6.   Related Party Transactions (continued)

     the Andes") in the U.S. Tesoro is the exclusive licensee of these rights and it has sub-licensed these rights to the Company.

     Tesoro and the Company entered into the imported water agreement on or about October 1, 1993. The consideration for the agreement is One Dollar and the agreement of the Company to pay Tesoro a mutually agreed price per gallon, which is currently $0.07 per gallon. Except for public offerings on the part of the Company, any change in the controlling interest of the Company may be grounds for Tesoro to terminate the agreement.

     The Company has also entered into a separate agreement with Tesoro whereby the Company has acquired the rights to the source of the spring water from which the Company intends to bottle its Rushmore Springs product. Tesoro and the company entered into the spring water agreement on or about November 1, 1994. The consideration for that agreement is One Dollar and the agreement by Sunrise to pay Tesoro a mutually agreed price per gallon, which is currently $0.07 per gallon. Except for public offerings on the part of the Company, any change in the controlling interest of the Company may be grounds for Tesoro to terminate the agreement.

7.   Royalty Commitment

     The technology agreement with Cascada contains a royalty agreement whereby the Company must pay a royalty equal to $0.30 for each 240 fluid ounces of product which it sells.

8.   Income Taxes

     The Company has approximately $1,000,000 in net operating loss carryforwards available to reduce federal taxable income in future periods ranging from 2006 to 2019. The tax effect of these losses, with the exception of $24,500 related to the extraordinary item for 1998, has been offset by a full valuation allowance.

9. Supplemental disclosure of non-cash investing and financing activities and other cash information

                                            Inception     Year ended       Year ended
                                             To date    Dec. 31, 1999    Dec. 31, 1998
                                            ---------   -------------    -------------
Stock issued for formulas and technology       1,526           --               --
Debt issued for territories                  130,000           --               --
Stock issued for assets                        5,461           --               --
Debt issued in purchase of building          285,000           --               --
Stock issued for reduction of notes           77,168       28,482               --
Cash paid for interest                            --           --               --
Cash paid for income taxes                        --           --               --