Form 10QSB
period 2000-03-31
USA SUNRISE BEVERAGES INC
filed 2000-05-15
CIK 1005356

SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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

The number of shares outstanding of the registrant's preferred stock as of March 31, 2000 is 400,000 shares, par value $0.01, stated value $3.00 The number of shares outstanding of the registrant's common stock as of March 31, 2000 is 5,672,309 shares, par value $0.01

                       U.S.A. SUNRISE BEVERAGES, INC.
                             TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements

  Balance Sheet as of March 31, 2000                                1

   Statements of Income for the three months ended
        March 31, 2000 and 1999...........                          2

   Statements of Cash Flows for the three months
        ended March 31, 2000 and 1999.....                          3

   Notes to Financial Statements                                    4

    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  5

PART II.  OTHER INFORMATION                                         6

  Signatures                                                        7

                        U.S.A. Sunrise Beverages, Inc.
                               Balance Sheet
                              March 31, 2000
Assets

Current Assets
Cash                                              $   14,510
                                                      ------
Total Current Assets                                  14,510
                                                      ------
  Total Assets$                                       14,510
                                                      ======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                                  $ 10,714
   Notes Payable                                      176,124
   Notes Payable-Officers                              13,727
   Accrued Interest                                    48,632
                                                      -------
   Total Current Liabilities                          249,197

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   500,000 shares issued and
   outstanding                                          4,000
   Common stock, $0.01 par value.
   5,672,309 shares issued and
   outstanding                                         56,723
   Additional paid in capital                       1,467,311
   Deficit accumulated during
   the development stage                           (1,762,721)

   Total stockholder's
   Equity (deficit)                                  (234,687)


   Total Liabilities and
   Stockholder's Equity                          $    14,510
                                                      ======

The accompanying notes are an integral part of these financial statements.

                        U.S.A. Sunrise Beverages, Inc.
                          Statements of Operations
      For the Three Months Ended March 31, 2000 and 1999 (unaudited)


                                        Three months        Three months
                                           Ended               Ended
                                       March 31,2000     March 31, 1999

Revenues                               $          -      $           -
Cost of Sales                                     -                  -
                                       ------------         ----------
Gross Profit                                      -                  -

Selling, general and
administrative expenses                      25,768              2,881
                                       ------------        -----------

Net loss from operations                    (25,768)            (2,881)

Other Expense
   Interest expense                          (4,963)            (2,669)
                                       --------------      -----------

Net loss                              $     (30,731)      $     (5,550)
                                        ============        ==========

Basic net loss per share              $     (0.0011)     $     (0.0013)
Weighted average shares
outstanding                                5,066,559         4,150,000


The accompanying notes are an integral part of these financial statements.

                       U.S.A. Sunrise Beverages, Inc.
                          Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

                                       Three months ended March 31,
                                            2000         1999
                                            -----------------------

Cash flows from operating activities
  Net loss                                 ($30,731)   ($5,550)

  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Stock issued for services                  12,500         -
  Services rendered at no charge to the
    Company                                  12,500         -
  Increase in accrued interest payable        4,963    (1,832)

  Change in notes payable                         -      2,670
                                            -------   --------
  Net cash used by
  operating activities                         (768)   (4,712)
                                            -------   --------

  Net cash provided by (used by)
  investing activities                           -0-       -0-

Cash flows from financing activities
  Loans from shareholders                    12,062         -
  Repayment of loans to/from shareholder          -        20
                                             ------   -------
  Net cash provided by (used by)
  financing activities                        12,062    1,850
                                             -------  -------
 Net increase (decrease) in cash              11,294   (2,862)

Cash at beginning of period                    3,216    2,875
                                             -------   ------

Cash at end of period                      $  14,510   $   13
                                            ========  =======

The accompanying notes are an integral part of these financial statements.

                       U.S.A. Sunrise Beverages, Inc.
                        Notes to Financial Statements
               For the Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise beverages, Inc. as of March 31, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the
information is not misleading   The  accompanying consolidated financial
statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 5/2/2000 for the year ended December 31, 2000.


2.Reclassification-Adjustments:

Certain prior year amounts have been reclassified and adjusted to conform to current year presentation.

3.Significant post-year end financing

On March 31, 2000, the Company issued 1,211,500 shares of common stock, of which 1,186,500 were issued to the Company's president and 25,000 were issued to an outside consultant. The 1,186,500 shares were issued by the Company under Rule 144 in satisfaction of cumulative Preferred Stock dividends payable and recapitalization of amounts previously advanced to the Company in the form of loans. In accordance with the preferred stock designation, the shares were issued at $0.25 per share, which was 50% of the most recent transaction price for the shares. As a result the Company paid $180,000 on dividends and $116,626 on related
party debt as recapitalization.   The balance of 25,000 shares of common
stock was issued at a price of $0.50 per share, and relates to legal and consultant services. The Company intends, pursuant to the clauses of an agreement with the consultant, to register such shares with the Securities and Exchange Commission under a Form S-8 or other applicable registration statement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 10, 1999, the Company entered into an Advisory agreement with A-Z Professional Consultants, Inc., a Utah corporation, whereby the company will be provided the assistance in effecting the purchase of business and assets relative to its business and growth strategy, general business and financial issues consulting the introduction of the Company to brokers and dealers and assisting in the preparation of documents for use by market makers, public relation firms and consultants and others that may assist the Company in its plans and future and create a research report for the company (the 'Service'). As consideration for these consulting and services the Company issued the consultant 100,000 shares of restricted common stock.

On September 30, 1999, Olsen Payne and Company, filed with NASD on behalf of the Company, an application for the securities of the Company to be quoted on the OTC Bulletin Board under the requirements of the Securities and Exchange Commission (SEC) Rule 15c2-11 and the filing and information requirements of NASD RULE 6740 of the NASD by-laws.

As of October 15, 1999, a limited public market for the Company's Common Stock exist on the NASDAQ O-T-C- Bulletin Board under the symbol "USBV". There was no trading of the Common Stock, however, during the year ended December 31, 1999 and quarter ended March 31, 2000, however, the Company did issue shares at $0.50 for services in connection with consulting fees, and at $0.25 for the conversion of cumulative preferred stock dividends and related party debt to equity.

FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward- looking are reasonable, we can no give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB for the year ended December 31, 1998 and in Form 10-KSB for the year ended December 31, 1999.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder, currently in default and subject to a June, 1997 judgment for $72,564 plus statutory interest at 5%.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 3.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibit 27 - Financial Data Schedule, filed herewith electronically
 (b) Reports on Form 8-K                  None

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: May 15, 2000               /s/ Omar Barrientos
                                     -----------------------------------
                                     Omar Barrientos,
                                      President, Chief Executive Officer
                                      and Treasurer)