Form 10QSB
period 2000-06-30
USA SUNRISE BEVERAGES INC
filed 2000-08-01
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares outstanding of the registrant's preferred stock as of June 30, 2000 is 400,000 shares.
The number of shares outstanding of the registrant's common stock as of June 30, 2000 is 5,672,309 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999.

          Consolidated Statement of Operations for the three and six months Ended June 30, 2000 and 1999 (unaudited)

          Consolidated Statement of Cash Flow - Six months Ended June 30, 2000 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1) Liquidity

               As of June 30, 2000, Registrant had cash of $133.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheets

                                     Assets

                                             June 30, 2000    December 31, 1999
Current Assets
Cash                                           $       133       $     3,216
                                               -----------       -----------

Total Current Assets                                   133             3,216
                                               -----------       -----------

  Total Assets                                 $       133       $     3,216
                                               ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                            $    10,514       $    10,711
   Notes Payable                                   176,124           177,785
   Notes Payable-Officers                           10,927           116,626
   Accrued Interest                                 51,591            43,675
   Dividends Payable                                     -           180,000
                                               -----------       -----------

   Total Current Liabilities                       249,156           528,797

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   400,000 shares issued and
   outstanding                                       4,000             4,000
   Common stock, $0.01 par value
   5,672,309 shares issued and
   outstanding                                      56,723            44,608
   Additional paid in capital                    1,479,811         1,157,801
   Deficit accumulated during
   the development stage                        (1,789,557)       (1,731,990)
                                               -----------       -----------

   Total stockholder's
   Equity (deficit)                               (249,023)         (525,581)
                                               -----------       -----------


   Total Liabilities and
   Stockholder's Equity                        $       133       $     3,216
                                               ===========       ===========


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Operations
         For the Three Months Ended June 30, 2000 and 1999 (unaudited)


                                 Three months      Three months         Six months         Six months
                                    Ended             Ended               Ended              Ended
                                 June 30,2000      June 30, 1999       June 30,2000       June 30,1999

Revenues                         $      --          $      --          $      --          $      --
Cost of Sales                           --                 --                 --                 --
                                 -----------        -----------        -----------        -----------
Gross Profit                            --                 --                 --                 --

Selling, general and
administrative expenses               23,678              8,125             49,978             11,009
                                 -----------        -----------        -----------        -----------

Net loss from operations             (23,678)            (8,125)           (49,978)           (11,009)

Other Expense
   Interest expense                   (3,158)            (6,438)            (8,121)            (9,107)
                                 -----------        -----------        -----------        -----------

Net loss                         $   (26,836)       $   (14,563)       $   (58,099)       $   (20,116)
                                 ===========        ===========        ===========        ===========

Basic net loss per share         $   (0.0047)       $   (0.0035)       $    0.0102        $   (0.0048)
Weighted average shares
outstanding                        5,672,309          4,150,000          5,672,309          4,150,000


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                        Six months ended
                                                            June 30
                                                      2000            1999
Cash flows from operating activities
  Net loss                                         ($ 58,099)      ($ 20,116)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Stock issued for services                           12,500               -
  Services rendered at no charge to the Company       25,000               -
  Change in accounts payable                            (197)           (685)
  Change in other current liabilities                  8,447           9,106
  Change in short term notes payable                  (1,661)         10,560
                                                   ---------       ---------
  Net cash provided by (used by)
  operating activities                               (14,010)         (1,135)
                                                   ---------       ---------

Cash Flows from Investment Activities                      -               -
                                                   ---------       ---------
Net cash provided by (used by)
  investing activities                                     -               -

Cash flows from financing activities
   Repayment of long term debt                             -               -
  loans from shareholder (net)                        10,927               -
                                                   ---------       ---------
  Net cash provided by (used by)
  financing activities                                10,927               -
                                                   ---------       ---------


 Net increase (decrease) in cash                      (3,083)         (1,135)

Cash at beginning of period                            3,216           2,875
                                                   ---------       ---------

Cash at end of period                              $     133       $   1,740
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                         Notes to Financial Statements
                 For the Six Months Ended June 30, 2000 and 1999
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise Beverages, Inc. as of June 30, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The Accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 5/2/2000 for the year ended
December 31, 2000.

2. Reclassification - Adjustments:

Certain prior year amounts have been reclassified and adjusted to conform to current year presentation.

3. Significant post-year end financing

On March 31, 2000, the Company issued 1,211,500 shares of common stock, of which 466,500 were issued to the Company's president, 720,000 to holders of preferred stock and 25,000 were issued to an outside consultant. The 466,500 and 720,000 shares were issued by the Company under Rule 144 in satisfaction of cumulative Preferred Stock dividends payable and recapitalization of amounts previously advanced to the Company in the form of loans. In accordance with the preferred stock designation, the shares were issued at $.25 per share, which was 50 percent of the most recent transaction price for the shares. As a result the Company paid $180,000 on dividends and $116,626 on related party debt as recapitalization. As a result the Current Liabilities were reduced in the total amount of $296,626. The balance of 25,000 shares of common stock was issued at a price of $0.50 per share, and relates to legal and consultant services. The Company intends, pursuant to the clauses of an agreement with the consultant, to register such shares with the Securities and Exchange Commission under a Form S-8 or other applicable registration statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S.A Sunrise Beverages, Inc., (the "Company") was incorporated under the laws of the state of South Dakota August 13, 1990. The Company intends to restart its production of exotic soft drinks and spring water. The Company owns the rights to produce and distribute ten beverage flavors including Papaya Sunrise and its slogans "The Drink of Paradise". The Company also owns the rights to purchase, in bulk, water from a spring located in the Black Hills, in Spearfish, South Dakota. This water will be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan
"Water of Presidents".

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

FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward-looking are reasonable, we can not give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB for the year ended December 31, 1998 and in Form 10-KSB for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder, currently in default and subject to a June, 1997 judgment for $72,564 plus statutory interest at 5%.

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: July 28, 2000              /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)