Form 10QSB
period 2000-09-30
USA SUNRISE BEVERAGES INC
filed 2000-11-02
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

 The number of shares outstanding of the registrant's preferred stock as of September 30, 2000 is 400,000 shares.
The number of shares outstanding of the registrant's common stock as of September 30, 2000 is 5,672,309 shares.





PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999.

Consolidated Statement of Operations for the three and nine months Ended September 30, 2000 and 1999 (unaudited)

Consolidated Statement of Cash Flow - Nine months Ended September 30, 2000 (unaudited)

Notes to Consolidated Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) Liquidity

As of September 30, 2000, Registrant had cash of $92.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

U.S.A. Sunrise Beverages, Inc.
Balance Sheet

Assets

                                        September 30, 2000  December 31, 1999
Current Assets
Cash                                                $   92          $   3,216
                                                     -------         --------
Total Current Assets                                    92              3,216
                                                     -------         --------

  Total Assets                                       $  92           $  3,216
                                                     ========         =======

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                                 $ 10,464       $   10,711
   Notes Payable                                     176,124          177,785
   Notes Payable-Officers                             12,382          116,626
   Accrued Interest                                   41,184           43,675
   Dividends Payable                                       -          180,000
                                                     -------         --------
   Total Current Liabilities                         240,154          528,797

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   400,000 shares issued and
   outstanding                                         4,000            4,000
   Common stock, $0.01 par value.
   5,672,309 shares issued and
   outstanding                                        56,723           44,608
   Additional paid in capital                      1,492,311        1,157,801
   Deficit accumulated during
   the development stage                          (1,793,096)     (1,731,990)
                                                     -------         --------
   Total stockholder's
   Equity (deficit)                                 (240,062)       (525,581)


   Total Liabilities and
   Stockholder's Equity$                           $      92       $    3,216
                                                   ========         =========

The accompanying notes are an integral part of these financial statements.











                        U.S.A. Sunrise Beverages, Inc.
                   Consolidated  Statements of Operations
           For Quarter Ended September, 2000 and 1999 (unaudited)
         and Nine Months Ended September 2000 and 1999 (unaudited)


                    Quarter       Quarter      Nine months      Nine months
                    Ended         Ended        Ended            Ended
                    September 30  September 30 September 30     September 30,
                    2000          1999         2000             1999

Revenues            $       -      $      -    $      -         $      -
Cost of Sales               -             -           -                -
Gross Profit                -             -           -                -

Selling, general and
administrative
expenses               13,938         2,817      63,592           13,827

Net Income (loss)
from operations       (13,938)       (2,817)    (63,592)         (13,827)

Other Expense
   Interest expense    (3,249)       (6,478)    (14,760)         (15,585)

Net Income (loss)    $(17,187)      $(9,295)   $(78,352)        $(29,412)
                      =======        ======     =======          ========

Basic net Gain (loss)
per share           $(0.0030)     $ (0.0021)   $(0.0138)        $(0.0069)
                      =======        ======     =======          ========
Weighted average shares
outstanding         5,672,309     4,460,809    5,672,309        4,253,603
                    =========     =========    =========        =========

The accompanying notes are an integral part of these financial statements.

                        U.S.A. Sunrise Beverages, Inc.
                   Consolidated  Statements  of Cash Flows
                                 (unaudited)



                                                   Nine Months Ended
                                                    September 30,
                                                2000                1999
Cash flows from operating activities
  Net Income (loss)                           ($78,352)          ($29,412)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Depreciation Expense                             -0-               1,427
  Change in Inventory                              -0-                 (1)
  Change in accounts payable                      (250)              3,043
  Change in other current liabilities           28,713              39,614
  Dividends payable preferred stock                -0-              60,000
  Change in short term notes payable            (1,661)              4,602
  Net cash provided by (used by)
  operating activities                         (51,550)           (79,273)

Cash Flows from Investment Activities
  Investment Equipment, Plant                     -0-                  (0)
Net Cash Provided by (Used by)
  Investing Activities                            -0-                  (0)

Cash flows from financing activities
  Repayment of loans from shareholders         10,927                (489)
  Additional paid in capital                   25,000             (84,940)
  Sale of Capital Stock                        12,500                7,108
  Net Cash Provided by (Used by)
  Financing Activities                         48,427             (78,321)


 Net Increase (Decrease) in Cash               (3,124)                952

Cash at Beginning of Period                     3,216                  70

Cash at End of Period                       $     92             $  1,022
                                             ========            ========

The accompanying notes are an integral part of these financial statements.



                        U.S.A. Sunrise Beverages, Inc.
                        Notes to Financial Statements
               For the Nine Months Ended September 30, 2000 and 1999
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise beverages, Inc. as of September 30, 2000 and the results of operations and cash flows for the periods presented.  Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the
information is not misleading   The  accompanying consolidated financial
statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 5/2/2000 for the year ended December 31, 1999.


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

As of October 15, 1999, a limited public market for the Company's Common Stock exist on the NASDAQ O-T-C- Bulletin Board under the symbol
"USBV". There was no trading of the Common Stock, however, during the year ended December 31, 1999 and period ended september 30, 2000, however, the Company did issue shares at $0.50 for services in connection with consulting fees, and at $0.25 for the conversion of cumulative preferred stock dividends and related party debt to equity.

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

                                 U.S.A. Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: November 2, 2000               /s/ Omar Barrientos
                                     -----------------------------------
                                     Omar Barrientos,
                                      President, Chief Executive Officer
                                      and Treasurer)