Form 10KSB
period 2000-12-31
USA SUNRISE BEVERAGES INC
filed 2001-04-10
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]


Registrant's revenues for its most recent fiscal year
(ended December 31, 2000): N/A

Aggregate market value of voting stock held by non-affiliates: N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

5,912,309 common shares were outstanding as of December 31, 2000.





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

     The Company's Common Stock was listed on the Nasdaq O-T-C Bulletin Board on October 14, 1999. There was no trading of the Common Stock, however, during the year ended December 31, 2000.

     As of March 31, 2001, there were approximately 85 record holders of the Company's Common Stock.

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

     None.

PART III.

9. ITEM DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) Identification of Directors

Directors are elected by the shareholders to hold office for a one year term or until a successor is elected and qualified.



Name                       Age   Position                         Served From
- ----                       ---   --------                         -----------

Omar Barrientos            61    CEO, Chairman, Treasurer,        August, 1990
                                    President
Robert Westerfield         61    Vice-President, Director         October, 1993
Gene Fairchild             55    Vice-President, Director P.R.,   March, 1996
                                    Secretary
Louis J. Twiss             62    Director                         October, 1993
William S. Brewster        61    Director                         October, 1993
Carlos Caceres             54    Advisory Board Director          Nov., 1993
Donald L. Antle            60    Advisory Board Director          October, 1993
Ing. Jaime Aponte Issa     61    Advisory Board Director          October, 1993
Jose Ezzidin Eid Montano   54    Advisory Board Director          October, 1993


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

(e)  Business Experience.

Omar Barrientos

Mr. Barrientos has been the president, treasurer and a director of the Company since August 13, 1990. During the last several years, he has researched all aspects of the beverage industry, including concentrate components, production and sales, cost calculations, distribution systems, and bottling requirements. Mr. Barrientos' contacts enabled the Company to acquire the rights to its Sunrise product line and its domestic and imported waters.

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

10. ITEM EXECUTIVE COMPENSATION.

(a)  Cash Compensation, Bonus, and Deferred Compensation.

The following table sets certain information with respect to annual compensation paid in 1998, 1999 and 2000 to the Company's only executive officer.



Name and Principal                          Other Annual     All Other
Position             Year   Salary   Bonus  Compensation    Compensation
- ------------------------------------------------------------------------

Omar Barrientos,     2000    None     None      N/A             N/A
  President          1999    None     None      N/A             N/A
                     1998    None     None      N/A             N/A


(b)  Compensation Pursuant to Plans.

Company currently has no plans for compensation, key man insurance, pension, or stock options stock appreciation rights plans.

11. ITEM SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership of Certain Beneficial Owners.

The following tables set forth as of December 31, 2000 the number and percentage of outstanding Shares of the Company beneficially owned by all persons known by the Company to be the owners of more than 5% of the Company's outstanding voting securities.

                 Name and Address               Amount and Nature
Title of          of Beneficial                   of Beneficial      Percent of
Class                Owner                          Ownership           Class
--------------------------------------------------------------------------------

Voting           Isabel & Elizabeth Barrientos  400,000 shares          100%
Preferred (1)    719 Cedar Lane
                 Spearfish, SD 57783

Voting           Omar Barrientos                400,000 shares          100%
Preferred (2)    P.O. Box 938
                 Spearfish, SD 57783

Common           Birchwood Cptl. Advisors       450,000 shares          7.61%
                 4 Dogwood Court
                 West Paterson, NJ 07424

Common           Paul Miller Sr. Trust          315,169 shares          5.33%
                 967 Main
                 Deadwood, SD 57732

Common (1)       Elizabeth Schroeder and      1,229,000 shares          20.79%
                 Isabel Barrientos
                 6778 Rosefield Dr.
                 San Diego, CA   92115



----------

(1) Isabel and Elizabeth (Schroeder) Barrientos are the wife and daughter respectively of Omar Barrientos, the Company's President.

(2) The aforementioned parties live at separate addresses and Mr. Barrientos disclaims any beneficial ownership in such shares owned by his daughter or wife.

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



                 Name and Address        Amount and Nature
Title of          of Beneficial            of Beneficial             Percent of
Class                Owner                   Ownership                  Class
-------------------------------------------------------------------------------

Voting           Omar Barrientos         400,000 shares                 100%
Preferred (2)    P.O. Box 938
                 Spearfish, SD 57783

Common  (2)      Omar Barrientos          16,015 shares                   0.27%
                 P.O. Box 938
                 Spearfish, SD 57783

Common           Robert Westerfield       10,000 shares                   0.17%
                 814 Dayton St.
                 Wichita, KS 67213

Common           Gene Fairchild           51,000 shares                   0.86%
                 1807 Spade Ct.
                 Rapid City, SD 57701

Common           Louis J. Twiss           10,000 shares                   0.17%
                 HC 57, Box 12
                 Buffalo Gap, SD 57722

All directors and officers as             87,015 shares (Common)          1.47%
a group (9 persons)                      400,000 shares (Preferred)     100.00%



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

12. ITEM CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Transactions with Management and Others.

On January 1, 1994, the Company entered into a loan agreement in the original amount of $50,967.00 with its president, Omar Barrientos. Pursuant to the agreement, the president periodically pays expenses on behalf of the Company, or advances money to the Company to pay its expenses. The note payable bears interest at 7% and is calculated each December 31 to include all amounts due, including interest accrued at 7% thorough December 31. The balance due as of 12/31/00 was approximately $13,632.

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

During 1997 and 1999, the Company received loans from a shareholder, Mr. Paul Miller, in the principal amount of $31,060, plus interest at 12%.

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

Name and Capacity                                                     Date
-----------------                                                     ----

/s/ Omar B. Barrientos                                  Date: April 5, 2001
-----------------------------
Omar Barrientos, Director

/s/ Robert Westerfield                                  Date: April 5, 2001
-----------------------------
Robert Westerfield, Director

/s/ Gene Fairchild                                      Date: April 5, 2001
-----------------------------
Gene Fairchild, Director

Louis J. Twiss                                          Date: April 5, 2001
-----------------------------
Louis J. Twiss, Director

/s/ William S. Brewster                                 Date: April 5, 2001
-----------------------------
William S. Brewster, Director

                         U.S.A. SUNRISE BEVERAGES, INC.

                              Financial Statements

                           December 31, 2000 and 1999





                                    CONTENTS



                                                                         Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   1

BALANCE SHEET                                                              2

STATEMENT OF LOSS                                                          3

STATEMENT OF CASH FLOWS                                                    4

STATEMENT OF STOCKHOLDERS' EQUITY                                          5

NOTES TO FINANCIAL STATEMENTS                                            8-13







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
U.S.A. Sunrise Beverages, Inc.


We have audited the accompanying balance sheet of U.S.A. Sunrise Beverages, Inc. (a development stage company) as of December 31, 2000 and the related statements of loss, cash flows and stockholders' equity for each of the years ended December 31, 2000 and 1999, and for the period from inception (August 13, 1990) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S.A. Sunrise Beverages, Inc. as of December 31, 2000, and the results of its operations, its cash flows, and the changes in its stockholders' equity for each of the years ended December 31, 2000 and 1999, and for the period from inception (August 13, 1990) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

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


Denver, Colorado
March 30, 2001

                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                         U.S.A. Sunrise Beverages, Inc.
                                  BALANCE SHEET
                                December 31, 2000


     ASSETS

Current assets
     Cash                                                           $       174
                                                                    -----------

     Total current assets                                                   174

     Total assets                                                   $       174
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $    10,464
     Notes payable                                                      176,124
     Notes payable - officers                                            13,632
     Accrued interest                                                    61,490
                                                                      ---------
     Total current liabilities                                          260,710

Stockholders' equity
     Preferred stock, $0.01 par value, 500,000 shares authorized,
      400,000 shares issued and outstanding                               4,000
     Common stock, $0.01 par value, 10,000,000 shares authorized,
      5,912,309 shares issued and outstanding                            59,123
     Additional paid in capital                                       1,572,411
     Deficit accumulated during the development stage                (1,896,070)
                                                                    -----------

     Total stockholders' equity (deficit)                              (260,536)
                                                                    -----------

     Total liabilities and stockholders' equity                     $       174
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                                STATEMENT OF LOSS
             For the years ended December 31, 2000 and 1999, and for
        the period from inception (August 13, 1990) to December 31, 2000


                                  Inception to    For the year ended
                                  December 31,    December 31,
                                  2000            2000                 1999
                                  -----------     ----------           --------

Revenues                          $   247,066     $        -           $      -

Cost of sales                         180,668          2,767              1,350
                                  -----------    -----------          ---------

Gross profit                           66,398         (2,767)            (1,350)

Selling, general and
administrative expenses             1,610,717         84,496             83,157
                                  -----------       --------          ---------

Net loss from operations           (1,544,319)       (87,263)          (84,507)

Other expense
    Interest expense                (181,760)        (16,817)           (19,896)
    Loss on disposal of assets        (2,143)             --             (2,143)
                                  -----------    -----------          ----------

Net loss before taxes and
extraordinary item                (1,728,222)       (104,080)          (160,710)

   Income tax benefit                 24,500              --                 --
                                 -----------      -----------       -----------

Net loss before extraordinary
item                              (1,703,722)       (104,080)         (106,546)

Extraordinary item
   Foreclosure gain, net of tax
   of $24,500                         47,652             --                --
                                -----------      -----------       -----------

Net loss                        $(1,656,070)     $  (104,080)     $  (106,546)
                                ===========        ===========     ===========


Basic net loss per share before
extraordinary item            $     (0.40)     $     (0.03)     $     (0.04)
Basic net income from
extraordinary item                    0.01             --              0.01
                                -----------      -----------      -----------
Basic net loss per share      $     (0.40)     $     (0.03)     $     (0.02)
                               ===========      ===========      ===========

Weighted average shares
outstanding                     4,159,176       5,373,583        3,958,374
                              ===========      ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                             STATEMENT OF CASH FLOWS
             For the years ended December 31, 2000 and 1999, and for
        the period from inception (August 13, 1990) to December 31, 2000



                                      Inception to               Year ended
                                      December 31,              December 31,
                                      2000             2000             1999
                                      -----------      -----------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                            1,656,070)     $  (104,080)     $  (106,546)
Adjustments to reconcile net loss to net cash flows
 from operations
    Depreciation and amortization      66,672              --             1,841
    Stock issued for services         224,498              --             2,100
    Services provided at no charge
    to the company                    380,047         (180,000)          60,000
    Interest rolled into notes         12,681               --               --
    Writeoff of formulas and technology 3,669               --            2,143
    Gain on foreclosure, before tax
             effect                   (53,214)              --               --
      Changes in items of working capital:
        Supplies inventory                 --               --            1,350
        Accounts payable               23,927             (248)            (722)
        Accrued interest               60,490           16,815           19,646
                                  -----------      -----------      -----------

      Net cash used by operations   (937,300)        (267,513)         (20,188)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets for cash  (10,140)              --               --
                                   -----------      -----------      -----------

 Net cash used by investing activities (10,140)              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of promissory notes       522,341          354,611            8,730
      Notes payable - officer         148,787         (102,994)          23,740
      Payments on notes payable      (109,291)          (1,661)         (11,940)
      Common stock                    385,777           14,515               --
                                 -----------      -----------      -----------

      Net cash provided by
      financing activities            947,614          264,471           20,530
                                 -----------      -----------      -----------

      Net increase in cash                174           (3,042)             342

Cash, beginning of period                 --            3,216            2,874
                                  -----------      -----------      -----------

Cash, end of period                $      174      $        174      $     3,216
                                  ===========      ===========      ===========




    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
      For the period from inception (August 13, 1990) to December 31, 2000



                                                                                             Deficit
                                                                                             Accumulated
                             Preferred Stock          Common Stock           Additional      in the        Total
                             Number of             Number of                     Paid-in     Development Stockholders'
                            Shares       Amount   Shares          Amount       Capital        Stage       Equity
--------------------------------------------------------------------------------------------------------------------

Issuance of stock for cash, August
 `1990, $0.005 per share                          2,850,000        28,500        65,798                      94,298

Services rendered by a shareholder
at no charge to the company                                                       20,047                      20,047

Net loss                                                                                       (20,047)      (20,047)
                                         --------------------------------------------------------------------------

Balance, December 31, 1990                          2,850,000        28,500        85,845       (20,047)       94,298

Issuance of stock for cash, January
 through November 1991, at an
 average price per share of $0.35                      64,000           640        21,625                      22,265

Services rendered by shareholder
at no charge to the company                                                        60,000                      60,000

Net loss                                                                                       (60,026)      (60,026)
                                         ------------------------ ---------------------------------------------------

Balance, December 31, 1991                          2,914,000        29,140       167,470       (80,073)      116,537

Services rendered by shareholder
at no charge to the company                                                        60,000                      60,000

Net loss                                                                                       (185,756)     (185,756)
                                         ---------------------------------------------------------------------------

Balance, December 31, 1992                         2,914,000        29,140       227,470      (265,829)       (9,219)

Issuance of stock for cash, January
 1993, $2.21 per share                                89,000           890       195,360                     196,250

Issuance of stock in settlement of
account payable, February 1993,
$0.10 per share                                      300,000         3,000            --                       3,000

Issuance of stock for assignment
of land option, March, 1993,
 $0.01 per share                                     10,000           100            --                         100

Issuance of stock for cash, April
 through July 1993, $4.58 per share                   12,000           120        54,880                      55,000

Issuance of stock to acquire formulas
 and brands, $0.01 per share                         152,600         1,526            --                       1,526

Issuance of stock for cash, August
 through November 1993, $6.33 per
 share                                                 7,670            77        48,442                      48,519

Issuance of stock for cash and
 services rendered, October 1993
 $0.004 per share                                  2,029,239        20,292        13,708                      34,000

Services rendered by shareholders
at no charge to the company                                                       60,000                      60,000

Net loss                                                                                      (247,991)     (247,991)
                                      ------------------------------------------------------------------------------

Balance, December 31, 1993                         5,514,509        55,145       599,860      (513,820)      141,185




    The accompanying notes are an integral part of the financial statements.

                                                                                              Deficit
                                                                                             Accumulated
                               Preferred Stock          Common Stock           Additional      in the        Total
                             Number of             Number of                     Paid-in     Development Stockholders'
                              Shares       Amount   Shares          Amount       Capital        Stage       Equity
----------------------------------------------------------------------------------------------------------------------

Issuance of stock for reduction of
 debt, December, 1994, $0.10 per
 share                                               250,000         2,500        22,500                      25,000

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Net loss                                                                                      (128,049)     (128,049)
                                         ---------------------------------------------------------------------------

Balance, December 31, 1994                         5,764,509        57,645       682,360      (641,869)       98,136

Issuance of stock for debt reduction,
 June 1995, $0.102 per share                         201,460         2,015        18,579                      20,594

Issuance of stock for financing
 incentives and for services rendered,
 August 1995, $1.00 per share                         75,000           750        74,250                      75,000

Surrender and cancellation of
 shares, August 1995                                (729,239)       (7,292)        7,292                          --

Issuance of stock for cash upon
 exercise of warrants, December,
 1995, $0.13 per share                               101,900         1,019        12,227                      13,246

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Net loss                                                                                      (217,505)     (217,505)
                                         ---------------------------------------------------------------------------

Balance, December 31, 1995                        5,413,630        54,137       854,708      (859,374)       49,471

Issuance of stock for cash and
 services upon exercise of warrants,
 January 1996, $0.30 per share                        89,422           894        26,088                      26,982

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Net loss                                                                                      (322,213)     (322,213)
                                         ---------------------------------------------------------------------------

Balance, December 31, 1996                         5,503,052        55,031       940,796    (1,181,587)     (185,760)

Exchange of common stock for
 preferred stock           400,000        4,000   (1,800,000)      (18,000)       14,000                          --

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Dividend on preferred stock                                                                    (60,000)      (60,000)

Net loss                                                                                      (175,299)     (175,299)
                                      -------------------------------------------------------------------------------

Balance, December 31, 1997 400,000        4,000    3,703,052        37,031     1,014,796    (1,416,886)     (361,059)




    The accompanying notes are an integral part of the financial statements.

                                                                                              Deficit
                                                                                            Accumulated
                               Preferred Stock          Common Stock           Additional      in the        Total
                             Number of             Number of                     Paid-in     Development Stockholders'
                              Shares       Amount   Shares          Amount       Capital        Stage       Equity
-------------------------------------------------------------------------------------------------------------------

Issuance of stock for debt reduction,
May, 1999, $0.50 per share                            46,948           469        23,005                      23,474

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Dividend on preferred stock                                                                    (60,000)      (60,000)

Net loss                                                                                       (88,558)      (88,558)
                                         ---------------------------------------------------------------------------

Balance, December 31, 1998 400,000        4,000    3,750,000        37,500     1,097,801    (1,565,444)     (426,143)

Issuance of stock for debt reduction
and services performed,
September, 2000, $0.01 per share                     710,809         7,108                                     7,108

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Dividend on preferred stock                                                                    (60,000)      (60,000)

Net loss                                                                                      (106,546)     (106,546)
                                 -----------------------------------------------------------------------------------

Balance, December 31, 1999 400,000        4,000    4,460,809        44,608     1,157,801    (1,731,990)     (525,581)


Issuance of stock for debt reduction
and services performed,
March, 2000, $0.25 per share                      1,186,500         11,865      284,760                      296,625

Issuance of stock for debt reduction
and services performed,
March, 2000, $0.50 per share                         25,000           250        12,250                      12,500

Issuance of stock for debt reduction
and services performed,
December, 2000, $0.25 per share                     240,000         2,400        57,600                      60,000

Services rendered by a shareholder
at no charge to the company                                                       60,000                      60,000

Dividend on preferred stock                                                                   (60,000)      (60,000)

Net loss                                                                                     (104,080)     (104,080)
                                -----------------------------------------------------------------------------------

Balance, December 31, 2000 400,000        4,000    5,912,309        59,123     1,572,411    (1,896,070)     (260,536)


    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

     Liabilities of $260,710 exceed assets of $174 by $260,536 at December 31, 2000. The Company has had no significant cash flows from operations to date and must obtain additional funding to meet its obligations and to implement its business plan. There can be no guarantee that such financing can be obtained and that the Company will have sufficient resources to pursue its business plan.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

3.   Notes Payable

     Notes payable consist of the following:

     7% note payable to the Company's president,  due on
     demand and payable, at the option of the president, in
     shares of the Company's common stock                          $ 13,632


     Note payable to a stockholder, currently in default and
     subject to a June, 1997 judgment for $72,564 plus
     interest at 5%                                                  72,564

     10% unsecured note payable to a stockholder,
     principal and interest due February 1996                        50,000

     Non-interest bearing obligation payable to a
     former distributor, originally due April, 1992                  22,500

     12% unsecured demand notes payable to a stockholder             31,060
                                                                   --------

                                                                   $189,756
                                                                   --------

     The note payable to the Company's president is pursuant to a loan agreement whereby the president periodically pays expenses on behalf of the Company, or advances money to the Company for the Company to pay its expenses. The note bears interest at 10% and is calculated each December 31 to include all amounts due, including interest accrued at 10%, through December 31. Interest expense for 2000 and 1999 under this note totaled $8,532 and $7,578, respectively.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

     The preferred stock provides for an annual dividend of 5% of its $3.00 stated value. The preferred stock dividend is cumulative and is to be paid annually at the end of the Company's fiscal year. The holders of the preferred stock may elect to take their dividend in either cash or common stock. If the holder elects to take the dividend in stock, the per share price of the common stock is either $1.50 per share or 50% of the last transaction price which occurred in the month prior to the preferred stock dividend declaration. At December 31, 2000, a total of $180,000 in cumulative preferred dividends had accrued, and none had been paid.

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

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

     Warrant exercise

     In April 1994, the Company issued warrants for the purchase of up to 172,960 shares of common stock at an exercise price of $3.00 per share to all shareholders of record as of December 31, 1993. In December 1995, management reduced the exercise price of the warrants, resulting in additional sales of common stock in 1995 and 1996 for which the company received a total of $40,228 in cash proceeds. All unexercised warrants expired by their terms on January 15, 1996. As of December 31, 2000, no warrants were outstanding.

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

     Services rendered at no charge to the Company

     Since inception, the Company has had limited capitalization, and consequently, its founding shareholders, primarily its president, have paid expenses and rendered services on behalf of the Company for no consideration. Management has estimated the fair value of the services rendered by its founding shareholders to be $60,000 per year, and has recorded paid-in capital of $620,047 since inception for these services.

On March 31, 2000, the company issued 1,211,500 shares of common stock, of which 466,500 were issued to the Company's president, 720,000 to holders of preferred stock and 25,000 were issued to an outside consultant. The 466,500 and 720,000 shares were issued by the Company under Rule 144 in satisfaction of cumulative Preferred Stock dividends payable and recapitalization of amounts previously advanced to the Company in the form of loans. In accordance with the preferred stock designation, the shares were issued at $0.25 per share, which was 50% of the most recent transaction price for the shares. As a result the Company paid $180,000 on dividends and $116,626 on related party recapitalization. Consequently the Current Liabilities were reduced in the total amount of $296,626. The balance of 25,000 shares of common stock was issued at a price of $0.50 per share, and relates to legal and consultant services.

On December 31, 2000, the company issued 240,000 shares of common stock in satisfaction of dividends payable of $60,000, issued to the preferred shareholders. In accordance with the preferred stock designation, the shares were issued at $0.25 per share.


                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2000 and 1999


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

     Omar Barrientos is the President and a minority shareholder of Tesoro Corporation ("Tesoro"). The balance of the controlling shareholders are Mr. Barrientos' family members. The Company has entered into an agreement with Tesoro whereby the Company acquired the exclusive right (except for certain areas of Illinois and California to distribute the Viscachani Water ("Aqua from the Andes") in the U.S. Tesoro is the exclusive licensee of these rights and it has sub-licensed these rights to the Company.

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


                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


9. Supplemental disclosure of non-cash investing and financing activities and other cash information


                                            Inception     Year ended       Year ended
                                             To date    Dec. 31, 2000    Dec. 31, 1999
                                            ---------   -------------    -------------

Stock issued for formulas and technology       1,526           --               --
Debt issued for territories                  130,000           --               --
Stock issued for assets                        5,461           --               --
Debt issued in purchase of building          285,000           --               --
Stock issued for reduction of notes           89,283       12,115             28,482
Cash paid for interest                            --           --               --
Cash paid for income taxes                        --           --               --



