Form 10QSB
period 2001-03-31
USA SUNRISE BEVERAGES INC
filed 2001-06-05
CIK 1005356

SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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


The number of shares outstanding of the registrant's common stock as of March 31, 2001 is 5,912,309 shares, par value $0.01














                       U.S.A. SUNRISE BEVERAGES, INC.
                             TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements

  Balance Sheet as of March 31, 2001                                1

   Statements of Income for the three months ended
        March 31, 2001 and 2000...........                          2

   Statements of Cash Flows for the three months
        ended March 31, 2001 and 2000.....                          3

   Notes to Financial Statements                                    4

    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  5

PART II.  OTHER INFORMATION                                         6

  Signatures                                                        7

























                        U.S.A. Sunrise Beverages, Inc.
                               Balance Sheet
                              March 31, 2001
Assets

Current Assets
Cash                                              $       83
                                                      ------
Total Current Assets                                      83
                                                      ------
  Total Assets                                    $       83
                                                      ======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                                  $ 10,464
   Notes Payable                                      176,124
   Notes Payable-Officers                              14,332
   Accrued Interest                                    47,521
                                                      -------
   Total Current Liabilities                          248,441

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   500,000 shares issued and
   outstanding                                          4,000
   Common stock, $0.01 par value.
   5,912,309 shares issued and
   outstanding                                         59,123
   Additional paid in capital                       1,603,593
   Deficit accumulated during
   the development stage                           (1,915,074)
                                                    ---------
   Total stockholder's
   Equity (deficit)                                  (248,358)
                                                     --------

   Total Liabilities and
   Stockholder's Equity                             $     83
                                                      ======

The accompanying notes are an integral part of these financial statements.

                                      1













                        U.S.A. Sunrise Beverages, Inc.
                          Statements of Operations
      For the Three Months Ended March 31, 2001 and 2000 (unaudited)


                                        Three months        Three months
                                           Ended               Ended
                                       March 31,2001     March 31, 2000

Revenues                               $          -      $           -
Cost of Sales                                     -                  -
                                       ------------         ----------
Gross Profit                                      -                  -

Selling, general and
administrative expenses                      15,791             25,768
                                       ------------        -----------

Net loss from operations                    (15,791)           (25,768)

Other Expense
   Interest expense                          (3,213)            (4,963)
                                       --------------      -----------

Net loss                              $     (19,004)      $     (30,731)
                                        ============        ==========

Basic net loss per share              $     (0.0032)     $     (0.0061)
Weighted average shares
outstanding                                5,912,309         5,066,559


The accompanying notes are an integral part of these financial statements.

                                      2














                       U.S.A. Sunrise Beverages, Inc.
                          Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (unaudited)

                                       Three months ended March 31,
                                            2001         2000
                                            -----------------------

Cash flows from operating activities
  Net loss                                  (19,004)    ($30,731)

  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Stock issued for services                   -          12,500
  Services rendered at no charge to the
    Company                                  15,000      12,500
  Increase in accrued interest payable        3,213       4,963

  Change in notes payable                         -         -
                                            -------   --------
  Net cash used by
  operating activities                         (791)      (768)
                                            -------   --------

  Net cash provided by (used by)
  investing activities                           -0-       -0-

Cash flows from financing activities
  Loans from shareholders                       700      12,062
  Repayment of loans to/from shareholder          -        -
                                             ------   -------
  Net cash provided by (used by)
  financing activities                          700     12,062
                                             -------  -------
 Net increase (decrease) in cash                (91)    11,294

Cash at beginning of period                     174      3,216
                                             -------   ------

Cash at end of period                      $     83   $ 14,510
                                            ========  =======

The accompanying notes are an integral part of these financial statements.



                        U.S.A. Sunrise Beverages, Inc.
                        Notes to Financial Statements
               For the Three Months Ended March 31, 2001 and 2000
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise beverages, Inc. as of March 31, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the
information is not misleading   The  accompanying consolidated financial
statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 4/10/2001 for the year ended December 31, 2000.


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

As of October 15, 1999, a limited public market for the Company's Common Stock exist on the NASDAQ O-T-C- Bulletin Board under the symbol "USBV". There was no trading of the Common Stock, however, during the year ended December 31, 1999 and quarter ended March 31, 2000, the Company did issue shares at $0.50 for services in connection with consulting fees, and at $0.25 for the conversion of cumulative preferred stock dividends and related party debt to equity.

FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward- looking are reasonable, we can no give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB for the year ended December 31, 1998, Form 10-KSB for the year ended
December 31, 1999 and Form KSB for the year ended December 31, 2000.


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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: May 15, 2001               /s/ Omar Barrientos
                                     -----------------------------------
                                     Omar Barrientos,
                                      President, Chief Executive Officer
                                      and Treasurer)