Form 10QSB
period 2001-06-30
USA SUNRISE BEVERAGES INC
filed 2001-08-03
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 (605) 723-5560
               (Registrant's telephone number including area code)

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


The number of shares outstanding of the registrant's common stock as of June 30, 2001 is 5,912,309 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000.

          Consolidated Statement of Operations for the three and six months Ended June 30, 2001 and 2000 (unaudited)

          Consolidated Statement of Cash Flow - Six months Ended June 30, 2001 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1) Liquidity

               As of June 30, 2001, Registrant had cash of $58.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheets

                                     Assets

                                             June 30, 2001    December 31, 2000
Current Assets
Cash                                           $        58       $       174
                                               -----------       -----------

Total Current Assets                                    58               174
                                               -----------       -----------

  Total Assets                                 $        58       $       174
                                               ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                            $    10,464       $    10,464
   Notes Payable                                   176,124           176,124
   Notes Payable-Officers                           14,682            13,632
   Accrued Interest                                 50,749            60,490
                                                -----------       -----------

   Total Current Liabilities                       252,019           260,710

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   400,000 shares issued and
   outstanding                                       4,000             4,000
   Common stock, $0.01 par value
   5,912,309 shares issued and
   outstanding                                      59,123            59,123
   Additional paid in capital                    1,618,593         1,572,411
   Deficit accumulated during
   the development stage                        (1,933,677)       (1,896,070)
                                               -----------       -----------

   Total stockholder's
   Equity (deficit)                               (251,961)         (260,536)
                                               -----------       -----------


   Total Liabilities and
   Stockholder's Equity                        $        58       $       174
                                               ===========       ===========


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Operations
         For the Three Months Ended June 30, 2001 and 2000 (unaudited)


                                Three months      Three months         Six months         Six months
                                   Ended             Ended               Ended              Ended
                                June 30, 2001     June 30, 2000        June 30, 2001      June 30, 2000

Revenues                         $      --          $      --          $      --          $      --
Cost of Sales                           --                 --                 --                 --
                                 -----------        -----------        -----------        -----------
Gross Profit                            --                 --                 --                 --

Selling, general and
administrative expenses               15,375             23,678             31,166             49,978
                                 -----------        -----------        -----------        -----------

Net loss from operations             (15,375)           (23,678)           (31,166)           (49,978)

Other Expense
   Interest expense                   (3,228)            (3,158)            (6,441)            (8,121)
                                 -----------        -----------        -----------        -----------

Net loss                         $   (18,603)       $   (26,836)       $   (37,607)       $   (58,099)
                                 ===========        ===========        ===========        ===========

Basic net loss per share         $   (0.0031)       $   (0.0047)       $    0.0064        $   (0.0102)
Weighted average shares
outstanding                        5,912,309          5,672,309          5,912,309          5,672,309


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                        Six months ended
                                                            June 30
                                                      2001            2000
Cash flows from operating activities
  Net loss                                         ($ 37,607)      ($ 58,099)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Stock issued for services                              -            12,500
  Services rendered at no charge to the Company       30,000          25,000
  Change in accounts payable                             -              (197)
  Change in other current liabilities                  6,441           8,447
  Change in short term notes payable                     -            (1,661)
                                                   ---------       ---------
  Net cash provided by (used by)
  operating activities                                (1,166)        (14,010)
                                                   ---------       ---------

Cash Flows from Investment Activities                      -               -
                                                   ---------       ---------
Net cash provided by (used by)
  investing activities                                     -               -

Cash flows from financing activities
   Repayment of long term debt                             -               -
  loans from shareholder (net)                         1,050          10,927
                                                   ---------       ---------
  Net cash provided by (used by)
  financing activities                                 1,050          10,927
                                                   ---------       ---------


 Net increase (decrease) in cash                        (116)         (3,083)

Cash at beginning of period                              174           3,216
                                                   ---------       ---------

Cash at end of period                              $      58       $     133
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                         Notes to Financial Statements
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise Beverages, Inc. as of June 30, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The Accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 4/10/2001 for the year ended December 31, 2000.

2. Reclassification - Adjustments:

Certain prior year amounts have been reclassified and adjusted to conform to current year presentation.

3. Significant post-year end financing

Since inception, the Company has had limited capitalization, and consequently, its founding sharesholders, primarily its president, have paid expenses and rendered services on behalf of the Company for no consideration. Management has estimated the fair value of the services rendering by its founding shareholders to be $60,000 per year, and has recorded paid-in capital of $620,047 since inception for these services.

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

FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward-looking are reasonable, we can not give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB for the year ended December 31, 1998, Form 10-KSB for the year ended December 31, 1999 and Form 10-KSB for the year ended December 31, 2000.

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: August 1, 2001              /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)