Form 10-Q
period 2001-09-30
USA SUNRISE BEVERAGES INC
filed 2001-11-19
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q SB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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


The number of shares outstanding of the registrant's common stock as of September 30, 2001 is 5,912,309 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000.

          Consolidated Statement of Operations for the three and nine months Ended September 30, 2001 and 2000 (unaudited)

          Consolidated Statement of Cash Flow - nine months
	  Ended September 30, 2001 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1) Liquidity

               As of September 30, 2001, Registrant had cash of $119.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheets

                                     Assets

                                     September 30, 2001    December 31, 2000
Current Assets
Cash                                      $       119       $       174
                                          -----------       -----------

Total Current Assets                              119               174
                                          -----------       -----------

  Total Assets                            $       119       $       174
                                          ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                       $    10,464       $    10,464
   Notes Payable                              176,124           176,124
   Notes Payable-Officers                      17,882            13,632
   Accrued Interest                            58,242            60,490
                                          -----------       -----------

   Total Current Liabilities                  262,712           260,710

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   400,000 shares issued and
   outstanding                                  4,000             4,000
   Common stock, $0.01 par value
   5,912,309 shares issued and
   outstanding                                 59,123            59,123
   Additional paid in capital               1,632,391         1,572,411
   Deficit accumulated during
   the development stage                   (1,958,107)       (1,896,070)
                                          -----------       -----------

   Total stockholder's
   Equity (deficit)                          (262,593)         (260,536)
                                          -----------       -----------


   Total Liabilities and
   Stockholder's Equity                   $       119       $       174
                                          ===========       ===========


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Operations
    For the Three and Nine Months Ended September 30, 2001 and 2000
				(unaudited)


                        Three months    Three months      Nine months     Nine months
                           Ended           Ended            Ended           Ended
                        Sept 30, 2001   Sept 30, 2000     Sept 30, 2001   Sept 30, 2000

Revenues                  $      --       $      --       $      --       $      --
Cost of Sales                    --              --              --              --
                          -----------     -----------     -----------     -----------
Gross Profit                     --              --              --              --

Selling, general and
administrative expenses        18,139          13,678          49,285          63,592
                          -----------     -----------     -----------     -----------
Net loss from operations      (18,139)        (13,678)        (49,285)        (63,592)

Other Expense
   Interest expense            (3,344)         (3,249)         (9,785)        (14,760)
                          -----------     -----------     -----------     -----------

Net loss                  $   (21,483)    $   (17,187)    $   (59,070)    $   (78,532)
                          ===========     ===========     ===========     ===========

Basic net loss per share  $   (0.0036)    $   (0.0030)    $    0.0010     $   (0.0138)
Weighted average shares
outstanding                 5,912,309       5,672,309       5,912,309       5,672,309


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                      Consolidated Statements of Cash Flows
                 For the Nine Months Ended Sept 30, 2001 and 2000
                                   (unaudited)


                                                        Nine months ended
                                                          September 30
                                                      2001            2000
Cash flows from operating activities
  Net loss                                         ($ 59,070)      ($ 78,352)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Stock issued for services                              -                 -
  Services rendered at no charge to the Company       45,000               -
  Change in accounts payable                             -              (250)
  Change in other current liabilities                  9,785          28,713
  Change in short term notes payable                     -            (1,661)
                                                   ---------       ---------
  Net cash provided by (used by)
  operating activities                                (4,285)        (51,550)
                                                   ---------       ---------

Cash Flows from Investment Activities                      -               -
                                                   ---------       ---------
Net cash provided by (used by)
  investing activities                                     -               -

Cash flows from financing activities
   Repayment of long term debt                             -               -
  loans from shareholder (net)                         4,250          10,927
  Additional paid in capital                               -          25,000
  Sale of capital Stock                                    -          12,500
                                                   ---------       ---------
  Net cash provided by (used by)
  financing activities                                 4,250          48,427
                                                   ---------       ---------


 Net increase (decrease) in cash                         (35)         (3,124)

Cash at beginning of period                              174           3,216
                                                   ---------       ---------

Cash at end of period                              $     139       $      92
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                         Notes to Financial Statements
              For the Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise Beverages, Inc. as of Sept 30, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The Accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 4/10/2001 for the year ended December 31, 2000.

2. Reclassification - Adjustments:

Certain prior year amounts have been reclassified and adjusted to conform to current year presentation.

3. Significant post-year end financing

Since inception, the Company has had limited capitalization, and consequently, its founding sharesholders, primarily its president, have paid expenses and rendered services on behalf of the Company for no consideration. Management has estimated the fair value of the services rendering by its founding shareholders to be $60,000 per year, and has recorded paid-in capital of $635,047 since inception for these services.

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: November 16, 2001            /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)