Form 10KSB
period 2001-12-31
USA SUNRISE BEVERAGES INC
filed 2002-04-01
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

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

                                 (605-723-5560)
              (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]


Registrant's revenues for its most recent fiscal year
(ended December 31, 2001): N/A

Aggregate market value of voting stock held by non-affiliates: N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

6,152,309 common shares were outstanding as of December 31, 2001.





I.   PART

1. ITEM DESCRIPTION OF BUSINESS.

U.S.A. Sunrise Beverages, Inc.(the "Company") was incorporated on
August 13, 1990 in the State of South Dakota under the name Papaya U.S.A. Corporation. From 1991 to 1993, the Company engaged in the test marketing of papaya soft drink products in several states. It ceased production and sales in 1993 due to lack of financing. The Company plans to resume its production of exotic soft drinks and spring water. In addition, the Company may seek to locate and acquire a business opportunity with one or more unrelated private companies which may be interested in taking advantage of the Company's status as a public company.

Although there are no recent distribution agreements in place, management has kept its contacts and familiarity within the soft drink industry and with the experience and support of the Company's strong management and sales force, management believes it can re-establish channels for the distribution of products through distributors and manufactures. Past contracts and agreements include Shasta, McLane, McLane International and Full Service Beverages.

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

2. ITEM DESCRIPTION OF PROPERTY

The Company's current business address is Box 938, Spearfish, SD, 57783 and its phone number is (605) 723-5560. The Company has temporarily stored miscellaneous office and equipment and supplies at the 3150 4th Avenue location. This building has office space in addition to potential production space. The Company's registered agent upon whom service of process may be made is Omar Barrientos.

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

   The Company's Common Stock was listed on the Nasdaq O-T-C Bulletin Board on October 14, 1999. There was no trading of the Common Stock, however, during the year ended December 31, 2001.

     As of March 31, 2002, there were approximately 85 record holders of the Company's Common Stock.

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

   U.S.A. Sunrise Beverages, Inc., (the "Company") was incorporated under the laws of the state of South Dakota August 13, 1990. From 1991 to 1993, the Company engaged in the test marketing of papaya soft drink products in several states. It ceased production and sales in 1993 due to lack of financing. The Company plans to resume its production of exotic soft drinks and spring water. In addition, the Company may seek to locate and acquire a business opportunity with one or more unrelated private companies which may be interested in taking advantage of the Company's status as a public company.

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

8. ITEM CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.

PART III.

9. ITEM DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) Identification of Directors

Directors are elected by the shareholders to hold office for a one year term or until a successor is elected and qualified.



Name                       Age   Position                         Served From
-----                       ---   --------                         -----------

Omar Barrientos            62    CEO, Chairman, Treasurer,       August, 1990
                                    President
Robert Westerfield         62    Vice-President, Director        October, 1993
Gene Fairchild             56    Vice-President, Director P.R.,  March, 1996
                                    Secretary
Louis J. Twiss             63    Director                        October, 1993
William S. Brewster        62    Director                        October, 1993
Carlos Caceres             55    Advisory Board Director         Nov., 1993
Donald L. Antle            61    Advisory Board Director         October, 1993
Ing. Jaime Aponte Issa     62    Advisory Board Director         October, 1993
Jose Ezzidin Eid Montano   55    Advisory Board Director         October, 1993


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

10. ITEM EXECUTIVE COMPENSATION.

(a)  Cash Compensation, Bonus, and Deferred Compensation.

The following table sets certain information with respect to annual Compensation paid in 1998, 1999, 2000 and 2001 to the Company's only executive officer.



Name and Principal                          Other Annual     All Other
Position             Year   Salary   Bonus  Compensation    Compensation
- ------------------------------------------------------------------------

Omar Barrientos,     2001    None     None      N/A             N/A
  President          2000    None     None      N/A             N/A
                     1999    None     None      N/A             N/A
                     1998    None     None      N/A             N/A


(b)  Compensation Pursuant to Plans.

Company currently has no plans for compensation, key man insurance, pension, or stock options stock appreciation rights plans.

11. ITEM SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership of Certain Beneficial Owners.

The following tables set forth as of December 31, 2001 the number and percentage of outstanding Shares of the Company beneficially owned by all persons known by the Company to be the owners of more than 5% of the Company's outstanding voting securities.

                 Name and Address               Amount and Nature
Title of          of Beneficial                   of Beneficial     Percent of
Class                Owner                          Ownership           Class
------------------------------------------------------------------------------

Voting           Isabel & Elizabeth Barrientos  400,000 shares          100%
Preferred (1)    719 Cedar Lane
                 Spearfish, SD 57783

Voting           Omar Barrientos                400,000 shares          100%
Preferred (2)    P.O. Box 938
                 Spearfish, SD 57783

Common           Birchwood Cptl. Advisors       450,000 shares          7.31%
                 4 Dogwood Court
                 West Paterson, NJ 07424

Common           Paul Miller Sr. Trust          315,169 shares          5.12%
                 967 Main
                 Deadwood, SD 57732

Common           Michael Rosenbaum              400,000 shares          5.33%
                 55 Woodbine Ave
                 Larchmont, NY 10538

Common (1)       Elizabeth Schroeder and      1,434,129 shares          23.31%
                 Isabel Barrientos
                 6778 Rosefield Dr.
                 San Diego, CA   92115

This is for the part of;

Reclassifications-Adjustments:

Certain prior year amounts have been reclassified and adjusted to conform to year end presentation.

Recent sales of securities

On March 31, 2000, the Company issued 1,211,500 shares of common stock, of which 466,500 were issued to the Company's president, 720,000 to holders of preferred stock and 25,000 were issued to an outside consultant. The 466,500 and 720,000 shares were issued by the Company under Rule 144 in satisfaction of cumulative Preferred Stock dividends payable and recapitalization of amounts previously advanced to the Company in the form of loans. In accordance with the preferred stock Designation, the shares were issued at $0.25 per share, which was 50% of the most recent transaction price for the shares. As result the Company paid $180,000 on dividends and $116,626 on related party debt as recapitalization. As result the Current Liabilities were reduced in the total amount of $296,626. The balance of 25,000 of common stock was issued at a price of $0.50 per shares, and relates to legal and consultant services. On December 31, 2000, and on December 31, 2001, the
Company issued 240,000 shares of common stock to holders of Preferred stock in satisfaction of cumulative preferred stock
Dividends payable at a price of $0.25 per share.

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

Name and Capacity                                                     Date
-----------------                                                     ----

/s/ Omar B. Barrientos                                    Date: April 1, 2002
-----------------------------
Omar Barrientos, Director

/s/ Robert Westerfield                                    Date: April 1, 2002
-----------------------------
Robert Westerfield, Director

/s/ Gene Fairchild                                        Date: April 1, 2002
-----------------------------
Gene Fairchild, Director

Louis J. Twiss                                            Date: April 1, 2002
-----------------------------
Louis J. Twiss, Director

/s/ William S. Brewster                                   Date: April 1, 2002
-----------------------------
William S. Brewster, Director

                         U.S.A. SUNRISE BEVERAGES, INC.

                              Financial Statements

                           December 31, 2001 and 2000





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







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
U.S.A. Sunrise Beverages, Inc.


We have audited the accompanying balance sheet of U.S.A. Sunrise Beverages, Inc. (a development stage company) as of December 31, 2001 and the related statements of loss, cash flows and stockholders' equity for each of the years ended December 31, 2001 and 2000, and for the period from inception (August 13, 1990) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S.A. Sunrise Beverages, Inc. as of December 31, 2001, and the results of its operations, its cash flows, and the changes in its stockholders' equity for each of the years ended December 31, 2001 and 2000, and for the period from inception (August 13, 1990) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Denver, Colorado
March 28, 2002

                                                      /s/ Comiskey & Company
                                                    PROFESSIONAL CORPORATION

                         U.S.A. Sunrise Beverages, Inc.
                                  BALANCE SHEET
                                December 31, 2001

     ASSETS

Current assets
     Cash                                                           $        69

                                                                    -----------

     Total current assets                                                    69

     Total assets                                                   $        69
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $    10,754
     Notes payable                                                      176,124
     Notes payable - officers                                            18,282
     Accrued interest                                                    69,747
                                                                      ---------
     Total current liabilities                                          274,907

Stockholders' equity
     Preferred stock, $0.01 par value, 500,000 shares authorized,
      400,000 shares issued and outstanding                               4,000
     Common stock, $0.01 par value, 10,000,000 shares authorized,
      6,152,309 shares issued and outstanding                            61,523
     Additional paid in capital                                       1,721,193
     Deficit accumulated during the development stage                (2,061,554)
                                                                    -----------

     Total stockholders' equity (deficit)                              (274,838)
                                                                    -----------

     Total liabilities and stockholders' equity                     $        69
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                                STATEMENT OF LOSS
             For the years ended December 31, 2001 and 2000, and for
        the period from inception (August 13, 1990) to December 31, 2001


                                             Inception to        For the year ended
                                              December 31,           December 31,
                                              2001                 2001           2000
                                              -----------      -----------    -----------

Revenues                                      $   247,066     $        --     $        --

Cost of sales                                     180,668              --           2,767
                                              -----------     -----------     -----------

Gross profit                                       66,398             --          (2,767)

Selling, general and administrative expenses     1,690,762        80,045          84,496
                                               -----------   -----------     -----------

Net loss from operations                       (1,624,364)      (80,045)         (87,263)

Other expense
         Interest expense                        (207,199)      (25,439)         (16,817)
         Loss on disposal of assets                (2,143)            --              --
                                               -----------   -----------     -----------

Net loss before taxes and extraordinary item    (1,833,706)     (105,484)      (104,080)

         Income tax benefit                         24,500            --             --
                                               -----------   -----------     -----------

Net loss before extraordinary item              (1,809,206)    (105,484)       (104,080)

Extraordinary item
         Foreclosure gain, net of tax of $24,500    47,652          --               --
                                               -----------   -----------    -----------

Net loss                                      $(1,761,554)  $  (105,484)    $  (104,080)
                                              ===========   ===========      ===========


Basic net loss per share before
                         extraordinary item   $     (0.42)  $    (0.02)     $     (0.02)
Basic net income from extraordinary item             0.01           --               --
                                               -----------  -----------      -----------
Basic net loss per share                      $     (0.41)  $    (0.02)     $     (0.02)
                                              ===========    ==========      ===========

Weighted average shares outstanding           4,313,071       5,912,309       5,373,583
                                            ===========     ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            STATEMENTS OF CASH FLOWS
             For the years ended December 31, 2001 and 2000, and for
        the period from inception (August 13, 1990) to December 31, 2001


                                                           Inception to               Year ended
                                                           December 31,              December 31,
                                                               2001             2001             2000
                                                           -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,761,554)     $  (105,484)     $  (104,080)
Adjustments to reconcile net loss to net cash flows
 from operations
      Depreciation and amortization                             66,672               --               --
      Stock issued for services                                224,498               --               --
      Services provided at no charge to the company            471,229           91,182         (180,000)
      Interest rolled into notes                                12,681               --               --
      Writeoff of formulas and technology                        3,669               --               --
      Gain on foreclosure, before tax effect                   (53,214)              --               --
      Changes in items of working capital:
             Supplies inventory                                     --               --               --
             Accounts payable                                   24,217              290             (248)
             Accrued interest                                   69,746            9,256           16,815
                                                           -----------      -----------      -----------

             Net cash flows from operating activities         (942,056)          (4,756)        (267,513)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets for cash                        (10,140)              --               --
                                                           -----------      -----------      -----------

             Net cash flows from investing activities          (10,140)              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of promissory notes                             522,341               --          354,611
      Notes payable - officer                                  153,438            4,651         (102,994)
      Payments on notes payable                               (109,291)              --           (1,661)
      Common stock                                             385,777               --           14,515
                                                           -----------      -----------      -----------

             Net cash flows from financing activities          952,265            4,651          264,471
                                                           -----------      -----------      -----------

             Net increase (decrease) in cash                        69             (105)          (3,042)

Cash, beginning of period                                           --              174            3,216
                                                           -----------      -----------      -----------

Cash, end of period                                        $        69      $        69      $       174
                                                           ===========      ===========      ===========



    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
      For the period from inception (August 13, 1990) to December 31, 2001


                                                                                                            Deficit
                                                                                                           Accumulated
                                             Preferred Stock          Common Stock           Additional      in the        Total
                                           Number of             Number of                     Paid-in     Development Stockholders'
                                            Shares       Amount   Shares          Amount       Capital        Stage       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of stock for cash, August
 `1990, $0.005 per share                                        2,850,000        28,500        65,798                      94,298

Services rendered by a shareholder
at no charge to the company                                                                    20,047                      20,047

Net loss                                                                                                    (20,047)      (20,047)
                                         ----------------------------------------------------------------------------------------

Balance, December 31, 1990                                      2,850,000        28,500        85,845       (20,047)       94,298

Issuance of stock for cash, January
 through November 1991, at an
 average price per share of $0.35                                  64,000           640        21,625                      22,265

Services rendered by shareholder
at no charge to the company                                                                    60,000                      60,000

Net loss                                                                                                    (60,026)      (60,026)
                                         ----------------------------------------------------------------------------------------

Balance, December 31, 1991                                      2,914,000        29,140       167,470       (80,073)      116,537

Services rendered by shareholder
at no charge to the company                                                                    60,000                      60,000

Net loss                                                                                                   (185,756)     (185,756)
                                         ----------------------------------------------------------------------------------------

Balance, December 31, 1992                                      2,914,000        29,140       227,470      (265,829)       (9,219)

Issuance of stock for cash, January
 1993, $2.21 per share                                             89,000           890       195,360                     196,250

Issuance of stock in settlement of
account payable, February 1993,
$0.10 per share                                                   300,000         3,000            --                       3,000

Issuance of stock for assignment
of land option, March, 1993,
 $0.01 per share                                                   10,000           100            --                         100

Issuance of stock for cash, April
 through July 1993, $4.58 per share                                12,000           120        54,880                      55,000

Issuance of stock to acquire formulas
 and brands, $0.01 per share                                      152,600         1,526            --                       1,526

Issuance of stock for cash, August
 through November 1993, $6.33 per
 share                                                              7,670            77        48,442                      48,519

Issuance of stock for cash and
 services rendered, October 1993
 $0.004 per share                                               2,029,239        20,292        13,708                      34,000

Services rendered by shareholders
at no charge to the company                                                                    60,000                      60,000

Net loss                                                                                                   (247,991)     (247,991)
                                         ----------------------------------------------------------------------------------------

Balance, December 31, 1993                                      5,514,509        55,145       599,860      (513,820)      141,185



    The accompanying notes are an integral part of the financial statements.

                                                                                                           Deficit
                                                                                                          Accumulated
                                           Preferred Stock          Common Stock           Additional      in the        Total
                                         Number of             Number of                     Paid-in     Development Stockholders'
                                          Shares       Amount   Shares          Amount       Capital        Stage       Equity
----------------------------------------------------------------------------------------------------------------------------------

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

                                                                                                            Deficit
                                                                                                           Accumulated
                                            Preferred Stock          Common Stock           Additional      in the        Total
                                          Number of             Number of                     Paid-in     Development Stockholders'
                                           Shares       Amount   Shares          Amount       Capital        Stage       Equity
----------------------------------------------------------------------------------------------------------------------------------

Issuance of stock for debt reduction,
May, 1999, $0.50 per share                                          46,948           469        23,005                      23,474

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                     (88,558)      (88,558)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1998               400,000        4,000    3,750,000        37,500     1,097,801    (1,565,444)     (426,143)

Issuance of stock for debt reduction
and services performed,
September, 2000, $0.01 per share                                   710,809         7,108                                     7,108

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                    (106,546)     (106,546)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1999               400,000        4,000    4,460,809        44,608     1,157,801    (1,731,990)     (525,581)


Issuance of stock for debt reduction
and services performed,
March, 2000, $0.25 per share                                     1,186,500         11,865      284,760                      296,625

Issuance of stock for debt reduction
and services performed,
March, 2000, $0.50 per share                                        25,000           250        12,250                      12,500

Issuance of stock for debt reduction
and services performed,
December, 2000, $0.25 per share                                    240,000         2,400        57,600                      60,000

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                    (104,080)     (104,080)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 2000               400,000        4,000    5,912,309        59,123     1,572,411    (1,896,070)     (260,536)

Services rendered by a shareholder
At no charge to the Company                                                                     31,182                      31,182

Issuance of stock in satisfaction
of accrued dividends
December, 2001, $0.25 per share                                    240,000         2,400        57,600                      60,000

Services rendered by a shareholder
at no charge to the company                                                                     60,000                      60,000

Dividend on preferred stock                                                                                  (60,000)      (60,000)

Net loss                                                                                                    (105,484)     (105,484)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 2001               400,000        4,000    6,152,309        61,523     1,721,193    (2,061,554)     (274,838)

    The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.   Summary of Significant Accounting Policies

     Description of Business

     U.S.A. Sunrise Beverages, Inc. (the "Company") was incorporated under the laws of the State of South Dakota August 13, 1990. The Company intends to produce and distribute mineral water and soft drink products. From 1991 to 1993, the Company engaged in the test marketing of its papaya soft drink product in several states, and ceased production and sales in 1993 due to lack of financing. Since 1993, the Company has entered into various agreements for the distribution of beverages and bottled water, but due to lack of financing, has not been able to achieve production, and these agreements have since expired.

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

     Liabilities of $274,907 exceed assets of $69 by $274,838 at December 31, 2001. The Company has had no significant cash flows from operations to date and must obtain additional funding to meet its obligations and to implement its business plan. There can be no guarantee that such financing can be obtained and that the Company will have sufficient resources to pursue its business plan.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

2.   Going Concern (continued)

     Management may seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage or the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intentds to judge any opportunity on its individual merits.

     Until such time as funding can be achieved, the Company will continue to rely upon capital advances from its president, who continues to operate the Company for nominal consideration.


3.   Notes Payable

     Notes payable consist of the following:

     7% note payable to the Company's president,  due on
     demand and payable, at the option of the president, in
     shares of the Company's common stock                          $ 18,282


     Note payable to a stockholder, currently in default and
     subject to a June, 1997 judgment for $72,564 plus
     interest at 5%                                                  72,564

     10% unsecured note payable to a stockholder,
     principal and interest due February 1996                        50,000

     Non-interest bearing obligation payable to a
     former distributor, originally due April, 1992                  22,500

     12% unsecured demand notes payable to a stockholder             31,060
                                                                   --------

                                                                   $194,406
                                                                   --------

    The note payable to the Company's president is pursuant to a loan agreement whereby the president periodically pays expenses on behalf of the Company, or advances money to the Company for the Company to pay its expenses. The note bears interest at 10% and is calculated each December 31 to include all amounts due, including interest accrued at 10%, through December 31. Interest expense for 2001 and 2000 under this note totaled $1,280 and $8,532, respectively.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

     Cascada agreement

     In July 1993, the Company issued a total of 152,600 shares of common stock pursuant to a ten year technology agreement with Embotteladora La Cascada Ltda. ("Cascada") for the distribution of soft drinks. No activity took place under the agreement, which has since been voided.

                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

     Warrant exercise

     In April 1994, the Company issued warrants for the purchase of up to 172,960 shares of common stock at an exercise price of $3.00 per share to all shareholders of record as of December 31, 1993. In December 1995, management reduced the exercise price of the warrants, resulting in additional sales of common stock in 1995 and 1996 for which the company received a total of $40,228 in cash proceeds. All unexercised warrants expired by their terms on January 15, 1996. As of December 31, 2001, no warrants were outstanding.

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

     Services rendered at no charge to the Company

    Since inception, the Company has had limited capitalization, and consequently, its founding shareholders, primarily its president, have paid expenses and rendered services on behalf of the Company for no consideration. Management has estimated the fair value of the services rendered by its founding shareholders to be $60,000 per year, and has recorded paid-in capital of $680,047 since inception for these services.

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


                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2001 and 2000


4    Stockholders' Equity (continued)
     Services Rendered at No Charge to the Company (continued)
     On December 31, 2001, the Company issued 240,000 shares of common stock in satisfaction of dividends payable of $60,000, issued to the preferred shareholders. In accordance with the preferred stock designation, the shares were issued at $0.25 per share.

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

7.   Income Taxes

   The Company has approximately $1,200,000 in net operating loss carryforwards available to reduce federal taxable income in future periods ranging from 2006 to 2021. The tax effect of these losses has been offset by a full valuation allowance.


                         U.S.A. Sunrise Beverages, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


8. Supplemental disclosure of non-cash investing and financing activities and other cash information


                                            Inception     Year ended       Year ended
                                             To date    Dec. 31, 2001    Dec. 31, 2000
                                            ---------   -------------    -------------

Stock issued for formulas and technology       1,526           --               --
Debt issued for territories                  130,000           --               --
Stock issued for assets                        5,461           --               --
Debt issued in purchase of building          285,000           --               --
Stock issued for reduction of notes           89,283           --           12,115
Cash paid for interest                            --           --               --
Cash paid for income taxes                        --           --               --



