Form 10QSB
period 2002-03-31
USA SUNRISE BEVERAGES INC
filed 2002-05-20
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q SB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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


The number of shares outstanding of the registrant's common stock as of March 31, 2002 is 6,152,309 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001.

          Statement of Operations for the three and nine months
          Ended March 31, 2002 and 2001 (unaudited)

          Statement of Cash Flow - nine months
	  Ended March 31, 2002 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheets

                                     Assets

                                       March 31, 2002     December 31, 2001
Current Assets
Cash                                      $        32       $        69
                                          -----------       -----------

Total Current Assets                               32                69
                                          -----------       -----------

  Total Assets                            $        32       $        69
                                          ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                       $    10,464       $    10,754
   Notes Payable                              176,124           176,124
   Notes Payable-Officers                      19,552            18,282
   Accrued Interest                            73,082            69,747
                                          -----------       -----------

   Total Current Liabilities                  279,222           274,907

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   400,000 shares issued and
   outstanding                                  4,000             4,000
   Common stock, $0.01 par value
   6,152,309 shares issued and
   outstanding                                 61,523            61,523
   Additional paid in capital               1,736,193         1,721,193
   Deficit accumulated during
   the development stage                   (2,080,906)       (2,061,554)
                                          -----------       -----------

   Total stockholder's
   Equity (deficit)                          (279,190)         (274,838)
                                          -----------       -----------


   Total Liabilities and
   Stockholder's Equity                   $        32       $        69
                                          ===========       ===========


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            Statements of Operations
                  For the Three Ended March 31, 2002 and 2001
				(unaudited)


                        Three months    Three months
                           Ended           Ended
                        March 31, 2002  March 31, 2001

Revenues                  $      --       $      --
Cost of Sales                    --              --
                          -----------     -----------
Gross Profit                     --              --

Selling, general and
administrative expenses        16,016          15,791
                          -----------     -----------
Net loss from operations      (16,016)        (15,791)

Other Expense
   Interest expense            (3,336)         (3,213)
                          -----------     -----------

Net loss                  $   (19,352)    $   (19,004)
                          ===========     ===========

Basic net loss per share  $   (0.0031)    $   (0.0032)
Weighted average shares
outstanding                 6,152,309       5,912,309


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            Statement of Cash Flows
                 For the Threee Months Ended March 31, 2002 and 2001
                                   (unaudited)


                                                        Three months ended
                                                             March 31
                                                      2002            2001
Cash flows from operating activities
  Net loss                                         ($ 19,352)      ($ 19,004)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Services rendered at no charge to the Company       15,000          15,000
  Changes in items of working capital
        Accounts Payable                                (291)
	Accrued interest			       3,336           3,213
                                                   ---------       ---------
  Net cash provided by (used by)
  operating activities                                (1,307)           (791)
                                                   ---------       ---------

Cash Flows from Investment Activities                      -               -
                                                   ---------       ---------
Net cash provided by (used by)
  investing activities                                     -               -

Cash flows from financing activities
   Repayment of long term debt                             -               -
  loans from shareholder (net)                         1,270             700
  Additional paid in capital                               -               -
  Sale of capital Stock                                    -               -
 						   ---------       ---------
 Net cash provided by (used by)
  financing activities                                 1,270             700
                                                   ---------       ---------


 Net increase (decrease) in cash                         (37)            (91)

Cash at beginning of period                               69             174
                                                   ---------       ---------

Cash at end of period                              $      32       $      83
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                         Notes to Financial Statements
              For the Nine Months Ended March 31, 2002 and 2001
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise Beverages, Inc. as of March 31, 2002 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The Accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 4/2/2002 for the year ended
December 31, 2001.

2. Reclassification - Adjustments:

Certain prior year amounts have been reclassified and adjusted to conform to current year presentation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2002, Registrant had cash of $32.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: May 20, 2002            /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)