Form 10QSB
period 2002-06-30
USA SUNRISE BEVERAGES INC
filed 2002-08-14
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q SB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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


The number of shares outstanding of the registrant's common stock as of June 30, 2002 is 10,615,724 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001.

          Statement of Operations for the three and six months
          Ended June 30, 2002 and 2001 (unaudited)

          Statement of Cash Flow - six months
	  Ended June 30, 2002 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         U.S.A. Sunrise Beverages, Inc.
                                  Balance Sheets

                                     Assets

                                       June 30, 2002     December 31, 2001
Current Assets
Cash                                      $        36       $        69
                                          -----------       -----------

Total Current Assets                               36                69
                                          -----------       -----------

  Total Assets                            $        36       $        69
                                          ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                       $     4,385       $    10,754
   Notes Payable                              153,425           176,124
   Notes Payable-Officers                           -            18,282
   Accrued Interest                            72,006            69,747
                                          -----------       -----------

   Total Current Liabilities                  229,816           274,907

STOCKHOLDER'S EQUITY
   Preferred stock, $0.01 par value
   no shares issued and
   outstanding                                      -             4,000
   Common stock, $0.01 par value
   10,615,724 shares issued and
   outstanding                                106,157            61,523
   Additional paid in capital               1,796,412         1,721,193
   Deficit accumulated during
   the development stage                   (2,132,349)       (2,061,554)
                                          -----------       -----------

   Total stockholder's
   Equity (deficit)                          (229,780)         (274,838)
                                          -----------       -----------


   Total Liabilities and
   Stockholder's Equity                   $        36       $        69
                                          ===========       ===========


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            Statements of Operations
                  For the Three Months Ended June 30, 2002 and 2001
				(unaudited)


                        Three months    Three months    Six Months    Six Months
                           Ended           Ended           Ended        Ended
                        June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001

Revenues                  $      --       $      --     $      --     $      --
Cost of Sales                    --              --            --            --
                          -----------     -----------   -----------   -----------
Gross Profit                     --              --            --            --

Selling, general and
administrative expenses        18,431          15,375        34,449        31,166
                          -----------     -----------   -----------   -----------
Net loss from operations      (18,431)        (15,375)      (34,449)      (31,166)

Other Expense
   Interest expense            (3,012)         (3,228)       (6,348)       (6,441)
                          -----------     -----------   -----------   -----------

Net loss                  $   (21,443)    $   (18,603)  $   (40,795)  $   (37,607)
                          ===========     ===========   ===========   ===========

Basic net loss per share  $   (0.0026)    $   (0.0031)  $   (0.0069)  $   (0.0064)
Weighted average shares
outstanding                  8,402,359       5,912,309     5,912,309     5,912,309


The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            Statement of Cash Flows
                 For the Six Months Ended June, 2002 and 2001
                                   (unaudited)


                                                        Three months ended
                                                             June 30
                                                      2002            2001
Cash flows from operating activities
  Net loss                                         ($ 40,795)      ($ 37,607)
  Adjustments to reconcile to net loss
  to net cash (used in) provided by
  operating activities
  Services rendered at no charge to the Company       30,000          30,000
  Changes Accounts Payable                             2,785		   -
  Accrued interest			               6,347           6,441
                                                   ---------       ---------
  Net cash provided by (used by)
  operating activities                                (1,663)         (1,166)
                                                   ---------       ---------

Cash Flows from Investment Activities                      -               -
                                                   ---------       ---------
Net cash provided by (used by)
  investing activities                                     -               -

Cash flows from financing activities
   Repayment of long term debt                             -               -
  loans from shareholder (net)                         1,630           1,050
  Additional paid in capital                               -               -
  Sale of capital Stock                                    -               -
 						   ---------       ---------
 Net cash provided by (used by)
  financing activities                                 1,630           1,050
                                                   ---------       ---------


 Net increase (decrease) in cash                         (33)           (116)

Cash at beginning of period                               69             174
                                                   ---------       ---------

Cash at end of period                              $      36       $      58
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                         Notes to Financial Statements
              For the Nine Months Ended June 30, 2002 and 2001
                                   (unaudited)




NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise Beverages, Inc. as of June 30, 2002 and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The Accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 4/2/2002 for the year ended
December 31, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2002, Registrant had cash of $36.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

U.S.A Sunrise Beverages, Inc., (the "Company") was incorporated under the laws of the state of South Dakota August 13, 1990. The Company intends to restart its production of exotic soft drinks and spring water. The Company ownd the rights to produce and distribute ten beverage flavors including Papaya Sunrise and its slogans "The Drink of Paradise". The Company also ownd the rights to purchase, in bulk, water from a spring located in the Black Hills, in Spearfish, South Dakota. This water will be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan
"Water of Presidents".

The Company has been seeking and pursuing a business combination with one or more private companies that might have a desire to take advantage of the Company's status as a public corporation. In such a case the Company plans to spin-off a corporation that would also be a public corporation to continue its plans for the marketing of its products. For such purposes management has been negotiating with an ongoing private company with which the Company believes it would merge, with the surviving entity having control of up to 90%. Prior to such merger stockholders of the Company would recieve a stock dividend on the spin-off company, therefore stockholders would have interest, in both separate entities.

Although there are no recent distribution agreements in place, management has kept its contacts and familiarity within the soft drink industry and with the experience and support of the Company's strong management and sales force, management believes it may re-establish channels for the distribution of its products through distributors and manufacturers. Past contracts and agreements include Shasta, McLane, McLane International and Full Service Beverages.

On September 10, 1999, the Company entered into an Advisory agreement with A-Z Professional Consultants, Inc., a Utah corporation, whereby the Company would be provided the assistance in effecting the purchase of business and assets relative to its business and growth strategy, general business and financial issues consulting the introduction of the Company to brokers and dealers and assisting in the preparation of documents for use by market makers, public relation firms and consultants and others that may assist the Company in its plans and future and create a research report for the Company (the 'Service'). As consideration for these consulting and services the Company issued the consultant 100,000 shares of restricted common stock.

On September 30, 1999, Olsen Payne and Company, filed with NASD on behalf of the Company, an application for the securities of the Company to be quoted on the OTC Bulletin Board under the requirements of the Securities and Exchange Commission (SEC) Rule 15c2-11 and the filing and information requirements of NASD RULE 6740 of the NASD by-laws. The Company's trading symbol is "USBV."


FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward-looking are reasonable, we can not give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB for the year ended December 31, 1998, Form 10-KSB for the year ended December 31, 1999, Form 10-KSB for the year ended December 31, 2000, and Form 10-KSB for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder, currently in default and subject to a June, 1997 judgment for $72,564 plus statutory interest at 5%.

Item 2.   Changes in Securities

During the quaters ended June 30, 2002, the Company issued 4,463,415 shares of its common stock without registration in settletment of accounts payable, certain outstanding officer loans, and conversion of 100% of the Company's outstanding preferred shares.

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: August 14, 2002            /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)