Form 10QSB/A
period 2002-06-30
USA SUNRISE BEVERAGES INC
filed 2002-08-15
CIK 1005356

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

Item 2.   Changes in Securities

During the quarter ended June 30, 2002, the Company issued 4,463,415 shares of its common stock without registration in settlement of accounts payable, certain outstanding officer loans, and conversion of 100% of the Company's outstanding preferred shares.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

		99.1	Certification of Chief Executive Officer and President
		of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: August 14, 2002            /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)





								Exhibit 99.1


                  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of U.S.A Sunrise Beverages, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 (the "Report"), I, Gilad Gat, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



					-----------------------
					Chief Executive Officer and President
					August 15, 2002