Form 10QSB/A
period 2002-06-30
USA SUNRISE BEVERAGES INC
filed 2002-08-21
CIK 1005356

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: August 14, 2002            /s/ Omar Barrientos
                                 ---------------------------
                                 Omar Barrientos,
                                 President, Chief Executive Officer and
                                 Treasurer)





								Exhibit 99.1


                  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of U.S.A Sunrise Beverages, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002
	(the "Report"), I, Omar Barrientos, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



					-----------------------
					Chief Executive Officer and President
					August 15, 2002