Form 10QSB
period 2002-09-30
USA SUNRISE BEVERAGES INC
filed 2002-11-14
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q SB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

   Suite 204 619-11th Ave SE
   Calgary, Alberta, Canada                                  T2G 0Y8

(Address of principal executive                             (Zip Code)
           offices)

                                 (403) 264-6300
               (Registrant's telephone number including area code)


P.O. Box 938 Spearfish, SD 57783
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares outstanding of the registrant's common stock as of November 13, 2002 is 35,000,999 shares.




                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheets - September 30, 2002 (unaudited)
          and December 31, 2001                                      1

          Statement of Operations for the three and nine months
          Ended September 30, 2002 and 2001 (unaudited)              2

          Statement of Cash Flow - nine months
          Ended September 30, 2002 (unaudited)                       3

          Notes to Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        5

Item 3.   Controls and Procedures                                    6

PART II - OTHER INFORMATION                                          7

SIGNATURES                                                           8

CERTIFICATIONS                                                    9-10




                         U.S.A. Sunrise Beverages, Inc.
                                  BALANCE SHEETS


    ASSETS

                                          September 30,    December 31,
                                              2002            2001
                                           (unaudited)
CURRENT ASSETS
    Cash                                  $       168       $        69
                                          -----------       -----------

      Total current assets                        168                69
                                          -----------       -----------

      Total assets                        $       168       $        69
                                          ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                       $       734       $    10,754
   Notes payable                               72,565           176,124
   Notes payable-officers                           -            18,282
   Accrued interest                            18,470            69,747
                                          -----------       -----------

   Total current liabilities                   91,769           274,907

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.01 par value,
   500,000 shares authorized, no shares
   issued and outstanding                           -             4,000
   Common stock, $0.01 par value
   100,000,000 shares authorized,
   35,000,999 and 6,152,309 shares issued
   and outstanding                            350,010            61,523
   Additional paid-in capital               1,567,559         1,721,193
   Retained earnings deficit               (2,009,170)       (2,061,554)
                                          -----------       -----------
                                              (91,601)         (274,838)
                                          -----------       -----------


   Total liabilities and stockholders'
   equity (deficit)                       $       168       $        69
                                          ===========       ===========


The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            STATEMENTS OF OPERATIONS
                          September 30, 2002 and 2001
                                   (unaudited)


                          For the three months ended    For the nine months ended
                        September 30,   September 30,   September 30,  September 30,
                             2002           2001            2002         2001


Revenues                  $        --       $      --     $      --     $      --
Cost of Sales                      --              --            --            --
                          -----------     -----------   -----------   -----------
  Gross Profit                     --              --            --            --

Selling, general and
administrative expenses        16,052          18,139        50,498        49,285
                          -----------     -----------   -----------   -----------
  Net loss from operations    (16,052)        (18,139)      (50,498)      (49,285)

Other income and expense
   Gain from forgiveness
    of debt                   140,057              -        140,057            -
   Interest expense             (825)         (3,344)       (7,173)       (9,785)
                          -----------     -----------   -----------   -----------

Net income (loss)         $   123,180    $   (21,843)  $    82,386  $    (59,070)
                          ===========     ===========   ===========   ===========

Basic net income (loss)
   per share              $    (0.01)    $     (0.00)  $     (0.01) $       (0.01)
                          ===========     ===========   ===========   ===========
Weighted average shares
outstanding                12,512,434       5,912,309     7,684,523     5,912,309
                          ===========     ===========   ===========   ===========


The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                            STATEMENTS OF CASH FLOWS
                          September 30, 2002 and 2001
                                   (unaudited)


                                                        Nine months ended
                                                          September 30,
                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $ 82,386       ($ 59,070)
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
  Gain from forgivenss of debt                      (140,057)
  Services provided at no charge to the Company       45,000          45,000
  Changes accounts payable                             5,635               -
  Change in other current liabilities                      -           9,785
  Accrued interest                                     3,083               -
                                                   ---------       ---------
  Net cash flows from operating activities            (3,953)         (4,285)
                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                       -               -

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable - officer                              4,052           4,250
                                                   ---------       ---------
Net cash flows from financing activities               4,052           4,250
                                                   ---------       ---------
 Net increase (decrease) in cash                          99            (35)

CASH, BEGINNING OF PERIOD                                 69             174
                                                   ---------       ---------
CASH, END OF PERIOD                                $     168       $     139
                                                   =========       =========

The accompanying notes are an integral part of the financial statements.

                         U.S.A. Sunrise Beverages, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                          September 30, 2002 and 2001
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of U.S.A. Sunrise Beverages, Inc. as of September 30, 2002and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The Accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, filed on 4/2/2002 for the year ended December 31, 2001.

NOTE 2 - SUBSEQUENT EVENT - SPINOFF AND REVERSE MERGER

In August, 2002, the Company transferred all of its contracts, rights, title and interests to all intellectual property, any and all formulas and technology, and its other intangible assets to U.S.A. Sunrise Incorporated, a Nevada corporation, in exchange for its stock. Through this transaction, U.S.A. Sunrise Incorporated became a wholly owned subsidiary of the Company. On September 20, 2002, the Company distributed to its existing shareholders of record as of that date, all of the shares of U.S.A. Sunrise Incorporated, such that each shareholder received an equal number of shares in the Nevada corporation as they held in U.S.A. Sunrise Beverages, Inc.

On September 23, 2002, the Company's shareholders entered into an agreement to sell 10,000,000 common shares of the Company to various persons for cash, the effect of which would result, on the closing date of the transaction, in a change in control of the Company.

Also on September 23, 2002, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Avid Canada Inc. in exchange for 24,375,275 of the Company's common shares. On the closing date of this transaction, the shareholders of Avid Canada would own 80% of the outstanding shares of the Company, with remaining 20% owned by the present shareholders of the Company and by parties to which Avid Canada is obligated.

The transaction closed on October 17, 2002. For legal purposes, U.S.A. Sunrise Beverages, Inc. is the acquiror in the transaction. For financial reporting purposes, Avid Canada is the accounting acquiror. The accompanying financial statements are those of U.S.A. Sunrise Beverages. An 8K disclosing these events was filed with Securities and Exchange Commission on November 1, 2002. The financial statements of Avid Canada will be provided in an amendment to this 8K pursuant to the requirements of Rule 3-10(c) of Regulation S-B.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of Sept. 30, 2002, Registrant had cash of $168.00. Cash resources have been generated by advanced loans to the Company from an officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additional sources of liquidity.

During the third quarter of 2002, the Company negotiated the release of indebtedness to third parties in exchange for shares tendered by the Company's former president and majority shareholder. The amount of debt forgiveness recognized in the third quarter was $140,057, including principal and accrued interest.

In August 2002, the Company transferred all legal rights in its intangible assets to U.S.A. Sunrise Incorporated in exchange for 100% of its stock. The subsidiary stock was then distributed to existing Company shareholders of record at September 20, 2002 in the form of a dividend. The intangible assets transferred to U.S.A. Sunrise Incorporated had a book value of zero on the date of transfer.

A change in control of the Company occurred when the Company acquired, through the issuance of 24,375,275 common shares, all of the issued and outstanding shares of Avid Canada Inc., a Canadian company. While these shares were issued into escrow effective on the date of the agreement (September 23, 2002), and are shown as outstanding in the accompanying financial statements, the transaction was completed on October 17, 2002.

In addition, certain shareholders of U.S.A. Sunrise Beverages, Inc. have agreed to sell 10,000,000 shares of the Company to third parties for cash.

The Company has incurred recurring operating losses and there can be no assurance that the acquisition of Avid Canada will result in profitable operations in the future.

FORWARD LOOKING INFORMATION

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward-looking are reasonable, we can not give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-KSB for the year ended December 31, 2001.

Item 3.    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

















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

        Exhibits

        99.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        Reports on Form 8-K

        On November 1, 2002, the Company filed form 8K announcing a change in control and the acquisition of Avid Canada Inc.
        effective October 17, 2002.

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

                                 U.S.A Sunrise Beverages, Inc.
                                 ----------------------------
                                          (Registrant)



Date: November 14, 2002       /s/ Barry I. Bennett
                              --------------------
                              President and Chief Executive Officer
                              November 14, 2002


                              /s/ Todd D. Noble
                              --------------------
                              Chief Financial Officer
                              November 14, 2002


                           CERTIFICATION
               Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barry I. Bennett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S.A. Sunrise Beverages, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002      Signature: /s/ Barry I. Bennett
                              ------------------------
                              Chief Executive Officer

                          CERTIFICATION
               Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Todd D. Noble, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S.A. Sunrise Beverages, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002       Signature: /s/ Todd D. Noble
                              ----------------------------
                              Chief Financial Officer


