Form 10KSB
period 2002-12-31
ADVANCED ID CORP
filed 2003-04-14
CIK 1005356

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
------------------------------------------------------------------------
                               FORM 10-KSB
  (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
  ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the Transition Period From         to
                                                 -------    -------
-----------------------------------------------------------------------

                   Commission File Number 000-24965
                       ADVANCED ID CORPORATION
  (Exact name of small business issuer as specified in its charter)
        South Dakota                             46-0439668
(State or other jurisdiction of)      (IRS Employer Identification No.)
      or organization)

   619 - 11 Avenue SE, Suite 204
   Calgary, Alberta, Canada-              T2G 0Y8       (403) 264-6300
(Address of principal executive office)  (Postal Code)     (Issuer's
                                                       telephone number)

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act:
 Common Stock.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   (X)  No   ( )
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to Form 10-KSB.    Yes   (X)  No   ( )

Total revenues for Fiscal Year 2002 were $649,833.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on March 25, 2003 was $1,245,720. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ( )   No   ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 25, 2003 there were 36,250,999 shares of common stock issued and outstanding.

                            ADVANCED ID CORPORATION
                                   FORM 10-KSB
                     For the Fiscal Year Ended December 31, 2002
------------------------------------------------------------------------

Table of Contents:

ITEM 1. DESCRIPTION OF BUSINESS.                                       5

  Overview                                                             5
  Products and Services Overview                                       6
    Companion Anmal Procusts and Services                              6
    Livestock Animal Products and Services                             6
  The Business Model                                                   7
  The Market                                                           8
  Marketing and Sales Strategy                                         9
    Sales and Distribution Channels                                    9
    Pricing Strategy                                                   9
Competition                                                            9
  Competitive Advantages                                              10
  Trademarks                                                          13
  Employee                                                            13
  Reports to Security Holders                                         13

ITEM 2.  DESCRIPTION OF PROPERTY.                                     13

ITEM 3.  LEGAL PROCEEDINGS.                                           13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         14

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.    14

  Market Information                                                  14
  Holders                                                             14
  Dividends                                                           14
  Securities Authorized For Issuance Under Equity Compensation Plans  15
  Recent Sales of Unregistered Securities                             16
    (i) Fiscal 2002 Transactions                                      16
    (ii) Fiscal 2003 Transactions                                     16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                         16
  Results of Operations for the Fiscal Years Ended December 31, 2002 and
   December 31, 2001                                                  16
    Revenue                                                           16
    Operating Expenses                                                16
    Liquidity and Capital Resources                                   17

ITEM 7.  FINANCIAL STATEMENTS.                                        18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.                                                 18

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.18
  Directors and Officers                                              18
  Business Experience of Officers and Directors                       20

ITEM 10.  EXECUTIVE COMPENSATION.                                     20

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.                                      22
  Persons Beneficially Owning More Than 5% Of Outstanding
  Common Stock                                                        22
  Directors of Advanced ID                                            22
  Officers of Advanced ID                                             22
  Directors and Officers of Advanced ID As A Group                    22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.             22
  Heritage Ventures Ltd. (Heritage)                                   23
  Seymour Kazimirski                                                  23
  Hubert Meier                                                        23
  Todd Noble                                                          23

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.                           23

SIGNATURES.                                                           24

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Advanced ID Corporation markets microchip identification technologies referred to as radio frequency identification microchips and scanners. RFID allows for the positive identification and location tracking of animals or objects that are embedded or tagged with RFID microchips. We currently supply over 3,000 organizations such as animal shelters, veterinarians, breeders, government agencies, universities, zoos, research labs and fisheries with RFID devices for companion animals, exotics, equines, bovines, llamas, alpacas, ostriches, aquatic species, reptiles, migratory and endangered species. We have implanted microchips in over 260,000 companion animals, currently track 200,000 animals in our PETtrac database, and reunite numerous lost animals with their families each month.

It is our intent to expand our current market position in the companion animal and biological sciences sectors to include the livestock industry which is almost exclusively utilizing bar code tags. The barriers for adoption of current RFID technology include its high cost and its limited read range. Based on in-house research, we believe the livestock industry is demanding a cost effective RFID technology that offers significantly enhanced efficiencies in data management and tracking. A growing number of governments which includes Canada, Australia, New Zealand, the European Union and others are enacting legislation to make RFID tagging of livestock mandatory. This mandatory animal identification legislation is necessary to ensure that a food safety tracking system is in place to trace-back diseased animals to their origin.

The market we will be serving is extensive. Our initial focus will be the bovine market which is numbered at over one billion cattle including 110 million in North America. The average life of cattle is 18 to 20 months prior to slaughter. In the United States and Canada, the packing plants slaughter approximately 150,000 head of cattle each day or approximately 35 million per year. Our next market will be the 750 million hogs worldwide which have an average life of six to eight months prior to slaughter. Annual hog slaughter in Canada and the United States totals 117 million. It is anticipated that the hog industry in Taiwan may soon require mandatory trace-back by the Taiwanese government in order to re-establish export programs throughout Asia which have been decimated due to prior food safety issues. Currently, the Taiwanese hog population is 7.2 million head with annual slaughtering totaling approximately 11 million. Our third target market is the sheep industry which is also currently considering mandatory identification. With inventories of 165 million head in Australia and New Zealand and total reliance on export markets, there is deep concern over the economic ramifications of a disease outbreak should the sheep industry be unable to ensure food safety. North America, Asia and Europe are the main importers of their meat products and are demanding food safety for their consumers. It is important to note that livestock identification tags carry a unique numeric or alpha-numeric sequence that is used only once.
 Consequently, livestock identification tags would need to replace their RFID tags every 18 to 20 months for cattle and every six to eight months for hogs. (1)



(1) www.fas.usda.gov/dip/circular/2001/01-101p/toc.htd

Products And Services Overview
------------------------------

Companion Animal Products And Services

Our current product offering includes an established line of RFID products, scanners, and software.

Microchips: An integrated circuit coil and capacitor (transponder)sealed in biocompatible glass containing a programmed identification number, which fits inside a hypodermic needle and can be injected under the skin of an animal. A scanner temporarily energizes the chip allowing it to transmit its data to the reader with error-free reliability.

Development of a passive transponder encased in a biocompatible ceramic bolus that is supplanted in the second stomach or rumen of cattle for tracking livestock from birth to feedlot, slaughter, and processing.

Transponders: We offer a variety of readers that scan and read both our-microchips and our competitors' microchips. Other reading and monitoring systems include probes and coils in a variety of diameters for use in many animate and inanimate applications.

Software: A proprietary Microsoft .Net based database called PETtrac is our advanced software program that stores and tracks identification numbers from implanted animals by recording their microchip ID as well as unique information including data such as: (1) Pet name, breed, and description; (2) Animal's brand and tattoo numbers; (3) Present/past owners, and current details; (4) Medical history of the animal, medication, allergies, etc.; and (5) Other pertinent information specific to each sector/industry. PETtrac is currently available worldwide and can be easily translated to additional languages to serve international markets.

Services: We provide an electronic and manual data entry service to the PETtrac global tracking system for all animals identified with our microchips in Canada. Animal recoveries can be performed through wireless technologies as well as a 24/7 operator assisted services on a global basis.

Livestock Animal Products And Services:   We are currently in the final
development stages of our product offering which will include an established line of RFID products, scanners, and software specifically tailored to meet the nuances of each type of livestock.

Microchips: A scanner temporarily energizes the chip allowing it to transmit its data to the reader with error-free reliability with a read range of three meters.

Transponders: We offer stationary and handheld readers that will scan and read our microchips.

Services: Our objective is to become the complete system provider for livestock identification and trace-back. As part of providing a complete system for our customers, we will provide in-depth analysis prior to implementation of a recommended solution.

The Business Model

Our model is expected to achieve a low cost of sales, high profit margins and significant multi-channel revenue generation/

                 ADVANCED ID CORPORATION
                                 (AIDO)
                         -----------------------

     COMPANION      CATTLE      HOG/SHEEP     INANIMATE         GPS
      ANIMAL       INDUSTRY      INDUSTRY      INDUSTRY       INDUSTRY
                                                  -Oil
                                               -Bicycles
                                               -Shipping
                                               Containers
     ---------     --------     ---------     -----------     --------
                                REVENUES
     -----------------------------------------------------------------

Advanced ID is planning to significantly enhance its revenue streams by:
    Offering higher integrity and more cost effective identification solutions over current practices in the worldwide legislated/mandatory livestock markets with specially developed RFID products, and a web-based tracking and recovery system.
    Expanding into other veterinary clinics and animal shelter markets across Canada, the United States and other markets with our new RFID and GPS products.
    Expanding RFID technology into the insurance industry for the tracking of high-value assets.
    Expanding RFID technology into other inanimate commercial and industrial applications (i.e. energy, forestry and manufacturing industries).

The Market

Advanced ID is fulfilling the needs of the animate and inanimate markets in the RFID industry as outlined below:

   Increasingly, municipal animal control agencies are setting policy and by-laws for permanent tagging of pets.
   Pending guidelines will require livestock and meat product operators to use advanced tagging and tracking systems.
   Industries are demanding increased efficiencies in logistics, distribution, asset management, and tracking.
   Industry observers report that the U.S. RFID market in 1997 was US$490 million and forecasts it to be US$1.6 billion for 2002.
   The global RFID market reached over US$900 million in 1999 and worldwide revenues are forecast to reach US$7.5 billion by 2006.

Our PETtrac system has been approved for use across Canada by the Canadian Veterinarian Medical Association thereby giving us access to over 3,000 professional veterinarians as well as all SPCAs and humane societies, thus tapping a market of over eight million animals.
In the livestock industry, the Bovine Spongiform Encephalopathy (i.e. Mad Cow Disease) disease that plagued Europe in 1998 was thought to have infected North American herds. This resulted in legislative efforts for animal identification and tracking systems with RFID being the preferred technology. Governments are implementing legislation requiring a quick and secure animal trace-back system, aimed at improving food safety for consumers from animal diseases. Our products have been designed to exceed existing regulations. (2)



(2) www.canadaaid.ca/ccia-regulations

Advances in microchip design, miniaturization, global positioning tracking, read range, read/write capabilities and data storage have greatly expanded the applications for RFID tags. RFID systems are being piloted and used in a wide range of retail, commercial and industrial applications but they are not widely used in the livestock industry.
Our initial focus in expanding our revenue streams is to be the system integrator or solutions provider for the livestock industry which is estimated to be in excess of two billion head of cattle, hogs and sheep.
 It is important to note that the average life of cattle prior to slaughter is 18 to 20 months and 6 to 8 months for hogs and sheep.
There are approximately 150,000 cattle slaughtered each day of the week in North America. (3)

Marketing And Sales Strategy

Sales and Distribution Channels

With a strong channel already established in the Canadian animate market via Advanced ID's direct sales force, we will leverage this position by securing established channels through agreements with the largest distribution co-operatives and veterinarian professionals in targeted global regions. In the United States and Canada, we expect that the majority of our sales will be through direct channels and distribution co-operatives. In addition, we plan to use independent resellers or distributors in targeted regions and countries. We are currently evaluating distributors for New Zealand, Australia, Taiwan and China. These independent resellers and distributors will be paid a percentage of product sales ranging between 10% and 30%. Our initial focus in the livestock industry will be to target those countries that have enacted mandatory animal identification legislation.

Pricing Strategy

We plan to be the undisputed price-performance leader with all of our products and services. This will allow us to gain early market acceptance and rapidly secure market share in the livestock industry, and further allow us to continue to increase our market share in the companion animal market. It is our goal to keep our expenditures small, on a percentage of revenue basis, to ensure we maintain low product price points to discourage other competitors from entering the market yet allowing us to earn a healthy margin. We anticipate that any cost savings we achieve through process improvements will lead to reductions in our price points to discourage other competitors from entering the market.

Competition

The current method of livestock identification utilizes standard bar coding technology. It is our belief that due to the inefficiencies in bar coding technology, the industry is moving towards RFID technology which offers greater efficiencies in data management. The barriers for adoption of current RFID technology include its high cost and its limited read range. The two main competitors in the animate market are Allflex USA Inc. and Destron Fearing Corporation.

Allflex USA Inc. - Allflex claims to be the world's leading supplier of livestock identification and management systems. Its products include visual identification ear tags and applicators, electronic

(3) www.fas.usda.fov/dip/circular/2001/01-101p/toc.htd
identification systems and a variety of precision instruments. Allflex works closely with official and commercial organizations around the world to develop reliable and efficient systems for collecting and transferring information on animal identification, movement and performance. No financial information was available for Allflex. (4)

Destron Fearing Corporation - Destron Fearing has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. As the animal identification industry expanded, the Company culminated a merger of Fearing Manufacturing and Destron/IDI in November 1993. Their products range from visual ear tags attached to livestock, to electronic microchips implanted under the skin of pets, fish, laboratory animals and livestock. On April 25, 2000, Destron Fearing was acquired by Applied Digital Solutions, Inc. (ADSX - Nasdaq) for $84.6 million through a merger of its wholly owned subsidiary, Digital Angel Corporation. For the year ended December 2001, Applied Digital had revenues of $156 million and a net loss of $216 million. In Applied Digital's "Advanced Wireless" operating segment which includes Destron Fearing's and Digital Angel's businesses, revenues totaled $23.4 million for Fiscal 2000 and a net loss of $1.6 million was realized. (5)

Competitive Advantages

Based on in-house research, the existing RFID technology available for livestock is centered around low frequency (128 KHz) tags which offers a read range to a maximum of seven inches at a retail price point of $4.00 per tag. There has been virtually no adoption of this technology because the read range is similar to bar code tags that are currently priced at $1.50 per tag.

Our RFID technology will offer a higher frequency of 915 MHz that provides a read range to a maximum of ten feet at a price point similar to that of bar code tags. Our RFID tags will also include a bar code to ensure a seamless transition for current bar code customers to adopt RFID technology.

Our management team and board of directors have extensive experience in the RFID and Livestock industries. Strong relationships have been cultivated over numerous years with key participants in the livestock industry including relationships with key principals of national cattle associations, feedlots, packing plants, distribution groups and co-operatives, and primary producers. Through our communication with these various groups, they have continually expressed their need to acquire RFID technology.

Cautionary Factors That May Affect Future Results

(a)There is no certainty that we will be able to successfully operate profitably or make any distributions to the holders of our securities. We will be attempting to expand our business model into the livestock industry. We have limited business history in this new sector for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high-risk investment because you will be placing funds at risk in an unproven market with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject. As we are an early stage company, our prospects must be considered in light of the risks, expenses and difficulties encountered in establishing a market position in a new industry.

(4) www.allflexusa.com
(5) www.destronfearing.com

 (b)We currently have negative working capital and limited sources of liquidity. We require substantial capital to pursue our operating strategy and we currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. We require substantial working capital to continue the funding of our business. We do not have any commitments to raise additional capital and there is no certainty that any additional funds required to operate our business will be available on favorable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund future expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of shareholders of Advanced ID will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our current shareholders.

(c)We are dependent on key management personnel. Our success is dependent upon, among other things, the services of Barry Bennett, CEO, president and director. The loss of Mr. Bennett's services, for any reason, could have a material adverse effect on our business, operations and financial condition. We do not have an employment agreement or key-man life insurance policy for Mr. Bennett. The expansion of our business will place further demands on existing management and future growth. Profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

(d)We are in an intensely competitive industry. There are numerous competitors offering various components of the type of products and services we offer. Also, there is no certainty that additional competitors will not enter markets that we intend to serve. We believe that our ability to compete depends on many factors both within and beyond our control. At this time, there are a few other companies offering similar services as those intended to be offered by us. It should be expected that in the future we would be competing with additional companies, many of which may have greater financial resources than our company. There is no certainty that we will be able to compete successfully in this market.

(e)We have paid no dividends on our common stock and we cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(f)We are currently controlled by one principal stockholder, Heritage Ventures Ltd., who owns approximately 67% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company. We lack disinterested, independent directors as our directors have a direct financial interest in the company.

(g)All marketing will be done in-house and through international distributors. There is no certainty that our marketing strategies will be effectively implemented, or that these arrangements will result in sufficient revenues to produce net earnings.

(h)Our survival depends on its ability to adapt to technological challenges. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, low barriers to entry, enhancements to existing microchips, and evolving customer needs. Consequently, our success will depend on its ability to adapt to rapidly changing technology, evolving industry standards, low barriers to entry, technology enhancements, and evolving customer needs and to continually improve the performance, features and reliability of its microchips and services. Our failure to adapt to such changes could have a material adverse effect on our business, operations, and financial condition. In addition, the adaptation to such changes could require substantial capital resources that may not be available when required or may not be available on favorable terms, which could have a material adverse effect on our business, operations and financial condition.

(i)Our success may depend on the success of our distributors. We intend to offer the majority of our products and services through a network of independent distributors. Our success is dependent upon the ability of these distributors to implement viable marketing initiatives. Many of these distributors may carry products from several different companies.
 There is a risk that these distributors will give priority to the products of other suppliers. The reduction or loss in sales by one or more of our key distributors, or the inability to attract new distributors, could have a material adverse effect on our business.

(j)We face foreign exchange rate exposure. We will offer payment for our products and services in U.S. dollars only except for our Canadian customers who will pay us in Canadian dollars. With the majority of expenses expected to be in Canadian dollars, Advanced ID will be exposed to fluctuations in foreign exchange rates from both a transactional and translational perspective. There is a risk that foreign exchange rate fluctuations between the Canadian dollar and the U.S. dollar will be disadvantageous to us.

(k)We may be subject to product obsolescence. The markets for our products are characterized by evolving industry standards, technological changes and changing customer needs. The introduction of products embodying new technologies and the emergence of new microchips or software could render our existing products obsolete and unmarketable. Consequently, our success will depend upon our ability to successfully develop and introduce new and enhanced products that evolve with technological and industry developments, industry standards and customer needs. The timing and success of product development is unpredictable due to the inherent uncertainty in anticipating technological developments, difficulties in identifying and correcting design flaws and market acceptance. Any significant delay in releasing new products or enhancements could have a material adverse effect on the success of new products or enhancements that could have a material adverse effect on Advanced ID. There is no certainty that we will be able to introduce new products on a timely basis, that such products will achieve any market acceptance or that any such market acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on Advanced ID. We will also depend on technology from third parties and should there be any problems or delays, this could have a material adverse effect on Advanced ID.

(l)We may be subject to misappropriation of our intellectual property. Advanced ID has entered into confidentiality and assignment agreements with our employees and contractors, and non-disclosure agreements with outside parties with which we conduct business, in order to limit access to and disclosure of our proprietary information. There is no certainty that these contractual arrangements will protect our intellectual property from misappropriation or deter third party development of similar technologies. We will pursue registration of our trademarks and may license our proprietary rights to third parties. While we will attempt to ensure the quality of our brand names is maintained by distributors and licensees, there is no certainty that such distributors and licensees will not take action that might materially adverse effect our business, operations and financial condition.

The object of our business model is to be a viable, profitable entity. Should one or several of these factors be implemented or become effective, this could adversely affect our objective and as such, place any investment in Advanced ID at risk

Trademarks

We will be filing trademark registrations for certain brand names. In addition, we have secured the following Internet names: avidcanada.com and advancedid.ca. We have also identified additional trademarks and URLs that we plan to register in the immediate future.

Employees

We presently have six full-time employees and no part-time employees. We have entered into consulting agreements with four other parties to perform such duties as technical support, marketing, finance and sales.

Reports To Security Holders

Effective October 17, 2002 we became a fully reporting company under the requirements of the Exchange Act, and to date we have filed the necessary quarterly and other reports with the Securities and Exchange Commission. Although we are not required to deliver our annual or quarterly reports to security holders, we would be pleased to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 450 Fifth Street, N. W., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N. W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.


ITEM 2.  DESCRIPTION OF PROPERTY.

We currently have an agreement to lease office premises on a month to month basis. We have committed to leasing approximately 3,000 rentable square feet and are obligated to pay basic rent and operating costs for a total cost of $2,700 per month. The real property utilized by Advanced ID is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage.

ITEM 3.  LEGAL PROCEEDINGS.

There are currently no pending or threatened legal proceedings which involve us or against any of our officers or directors as a result of their capacities with Advanced ID.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is traded over the counter and is quoted by the Over The Counter Bulletin Board (OTCBB) under the trading symbol AIDO. Our common stock began trading on the OTCBB effective October 17, 2002 upon conclusion of our reverse merger with USA Sunrise Beverages, Inc. The market prices noted below for the fourth quarter of Fiscal 2002 were obtained from the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
                                     Fiscal 2002        Fiscal 2001
                                    High     Low        High     Low
                                    ----    ----        ----    ----
First Quarter                        n/a     n/a        n/a      n/a
Second Quarter                       n/a     n/a        n/a      n/a
Third Quarter                        n/a     n/a        n/a      n/a
Fourth Quarter                      $0.52   $0.14       n/a      n/a

Holders

As of March 25, 2003, the approximate number of holders of record of common stock of Advanced ID was 227.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business.
 Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category         Number of Securities  Weighted Average    Number of Securities
                      to be Issued Upon     Exercise Price of   Remaining Available
                      Exercise of           Outstanding           for Funds Issuance
                  Outstanding Options   Warrants and Rights
                      Warrants and Rights
-----------------------------------------------------------------------------------
                            (a)                   (b)                 (c)
-----------------------------------------------------------------------------------

Equity Compensation
Plans Approved by
Security Holders       -                     -                   -
 ----------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved by
Security Holders      3,500,000 (1)          -                   2,250,000 (2)
-----------------------------------------------------------------------------------
Total                 3,500,000              -                   2,250,000
-----------------------------------------------------------------------------------

 (1) These shares were authorized in a Employees/Consultants
Compensation Plan which was filed on December 19, 2002 with the Securities and Exchange Commission in an S-8 Registration Statement.
(2) Advanced ID issued 1,250,000 common shares to a consultant on February 7, 2003.

Recent Sales Of Unregistered Securities

(i) Fiscal 2002 Transactions

On October 17, 2002, Advanced ID combined with USA Sunrise Beverages, Inc., an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of USA and a recapitalization of Advanced ID. USA had then outstanding shares of 10,625,724 and agreed to return 3,623,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares in exchange for the 200 shares outstanding of Advanced ID and $490,614 in debt. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

(ii) Fiscal 2003 Transactions

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations for the Fiscal Years Ended December 31, 2002 and December 31, 2001

The current year's net loss was larger by $7,584 or 11% versus last year due largely to higher operating expenses, an impairment charge and due to higher product development expenses.

Revenue

Revenue during the current fiscal year increased by $113,518 or 21% over last year. The increase in revenues is due largely from a higher acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domestic species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

With the continued adoption of permanent tagging of animals and with our focus to expand the use of microchips into the livestock industry, we believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Operating Expenses

Cost of Goods Sold

Cost of Goods Sold for the current year ended increased by $73,127 or 25% over the previous year. The increase in Cost of Goods Sold is largely attributed to a higher volume of products purchased during

Fiscal 2002 which resulted from higher sales and due to approximately $19,000 in charges related to slow moving or obsolete inventory. Other reasons that Cost of Goods Sold was higher in Fiscal 2002 included a one-time transaction whereby the sale was concluded at a smaller margin than normal and due to a weaker foreign exchange rate. All of our products purchased for resale are paid for with US Dollars and sold in Canadian Dollars.

Selling, General and Administrative

The current year's selling, general and administrative expenses were higher by $131,402 or 55% over last year largely because of $62,236 in higher consulting fees, $40,508 in public company expenses which did not exist in the previous Fiscal year, $8,519 in higher rent expense, and
$5,679 in higher legal and accounting fees.   The balance of higher
general and administrative expenses during the current year is attributed to higher expenditures in advertising, travel, internet, freight, insurance and other general business expenditures.

Other Income

In December 2002, we entered into a settlement agreement with a former vendor that had filed a claim against us in prior years. We had accrued approximately $50,511 related to this claim in prior years as a note payable. The debt was forgiven in a settlement agreement and recorded as other income in 2002.

Interest Expense

Interest expense decreased by $32,916 or 47% during the current year over last year due to the conversion of some unsecured notes into common shares during Fiscal 2002 that previously accrued interest and due to the payoff of certain notes during Fiscal 2002.

Liquidity and Capital Resources

As at December 31, 2002, we had cash and cash equivalents of $32,519. During the current year ended, operating activities used additional cash of $99,407 or 118% as compared to last year. Cash used by operating activities during the current year resulted primarily from our net loss, debt forgiveness, higher receivables, higher inventory and lower payables, offset by an inventory allowance. We have no commitments for future purchases of capital assets.

For the year ended December 31, 2002, we purchased equipment of $3,711 resulting in net cash used in investing activities of $3,711. For the year ended December 31, 2001, we did not pursue any investing activities.

For the year ended December 31, 2002, we received the proceeds from notes payable of $205,763 and made principal payments on notes payable of $5,065. As a result, Advanced ID had net cash provided by financing activities of $200,698.

For the year ended December 31, 2001, we received proceeds from notes payable of $1, 500 resulting in net cash provided by financing
activities of $1,500.   Financing activities for the current year
provided higher cash by $199,198 or 13,279% as compared to last year.

We are currently seeking convertible debt and/or equity financing to properly capitalize Advanced ID. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations. We are confident these efforts will produce the requisite financing to also fund our growth into the livestock industry.

Nevertheless, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all.

In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a company.

Controls and Procedures

The chief executive officer and the chief financial officer of Advanced ID have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of Advanced ID or other factors that could significantly affect internal controls relating to Advanced ID since the evaluation date.

ITEM 7.  FINANCIAL STATEMENTS.


                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  Advanced ID Corporation (formerly, USA Sunrise Beverages, Inc.)
  Calgary Alberta, Canada

We have audited the accompanying consolidated balance sheet of Advanced ID Corporation (formerly, USA Sunrise Beverages, Inc.) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of Advanced ID's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced ID Corporation (formerly, USA Sunrise Beverages, Inc.) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Advanced ID will continue as a going concern. As discussed in note 2 to the financial statements, Advanced ID had a significant accumulated deficit and significant working capital deficiency at December 31, 2002 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Advanced ID's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Advanced ID be unable to continue as a going concern.



Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

March 25, 2003

                        ADVANCED ID CORPORATION
                       CONSOLIDATE BALANCE SHEET
                           DECEMBER 31, 2002


                              ASSETS
CURRENT ASSETS:
 Cash                                                      $   32,519
 Restricted cash                                                3,897
 Trade accounts receivable, net of allowance for
  doubtful accounts of $5,706                                  47,675
 Other receivables                                             11,958
 Inventory                                                     36,037
 Prepaid expenses                                               2,556
                                                           ----------
                    Total current assets                      134,642
EQUIPMENT, net                                                  3,711
                                                           ----------
                    Total assets                           $  138,353
                                                           ==========


              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Notes payable                                             $  144,619
 Advances from related parties                                147,621
 Accounts payable                                              51,305
 Accrued liabilities                                           27,742
                                                           ----------
                    Total current liabilities                 371,287
                                                           ----------

COMMITMENTS (note 7)

STOCKHOLDERS' DEFICIT:
 Series A preferred stock, $.001 par; 500,000
  shares authorized; none issued                                    -
 Common stock, $.01 par; 100,000,000 shares authorized;
  35,000,999 shares outstanding                               350,001
 Additional paid in capital                                   155,861
 Accumulated deficit                                         (794,134)
 Accumulated other comprehensive income                        55,338
                                                           ----------
	Total stockholders' deficit
(232,934)
                                                           ----------
Total liabilities and stockholders' deficit                $  138,353
                                                           ==========


See accompanying summary of accounting policies and notes to financial statements

                        ADVANCE ID CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                2002         2001
                                             ----------    ----------

REVENUES                                     $  649,833    $  536,315

COST OF GOODS SOLD                              368,769       295,642
                                             ----------    ----------
     Gross profit                               281,064       240,673

SELLING, GENERAL AND ADMINSTRATIVE EXPENSE      369,925       238,523
                                             ----------    ----------
     Income (loss) from operations              (88,861)        2,150
                                             ----------    ----------

OTHER INCOME (EXPENSE):
  Other income                                   50,511             -
  Interest expense                              (36,457)      (69,373)
                                             ----------    ----------
                                                 14,054       (69,373)

     Net loss                                $  (74,807)   $  (67,223)
                                             ==========    ==========

     Basic and diluted loss per share        $    (0.01)   $     (336)
                                             ==========    ==========

     Basic and diluted weighted average
       shares outstanding                     5,834,000           200
                                             ==========    ==========
















See accompanying summary of accounting policies and notes to financial statements

                        ADVANCE ID CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       AND COMPREHENSIVE INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                                                       Total
                       Common Stock   Additional  Accumulated        Shareholders'
                                       Paid In  Comprehensive  Retained  Equity
                      Shares  Amounts  Capital       Income    Deficit   (Deficit)
                      ------  -------  --------    ---------  ---------  ---------
BALANCE,
December 31, 2000        200 $    138  $      -    $  20,927  $(652,104) $(631,039)
Comprehensive Loss:
 Net loss                  -        -         -            -    (67,223)   (67,223)
 Foreign currency          -        -         -       38,582          -      38582
                                                                        ---------
  Total comprehensive loss -        -         -            -          -    (28,641)
                                                                        ---------
BALANCE,
December 31, 2001        200      138         -       59,509   (719,327)  (659,680)
                      ------  -------  --------    ---------  ---------  ---------
Comprehensive loss:
 Net loss                  -        -         -            -    (74,807)   (74,807)
 Foreign currency          -        -         -       (4,171)         -     (4,171)
                                                                        ---------
  Total comprehensive loss -        -         -            -          -    (78,978)
                                                                        ---------

Reverse Acquisition:
 Shares exchanged for:
   Debt           27,999,800  505,724         -            -          -    505,724
   Purchase of
    shell          7,000,999        -         -            -          -          -
 Change in par value       - (155,861)  155,861            -          -          -
                  ----------  -------  --------     --------  ---------  ---------
BALANCE,
December 31, 2002 35,000,999 $350,001  $155,861    $  55,338  $(794,134) $(232,934)
                  ========== ========  ========    =========  ========== =========


See accompanying summary of accounting policies and notes to financial statements

                        ADVANCED ID CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                2002          2001
                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $   (74,807)   $  (67,223)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                      -         4,261
    Inventory allowance                          30,000             -
    Debt forgiveness                            (50,511)            -
    Change in assets and liabilities:
      Trade accounts receivable                 (29,902)        9,351
      Other receivables                         (11,958)            -
      Inventory                                  (6,261)      (21,781)
      Other current assets                         (647)          169
      Accounts payable                          (35,991)      (16,913)
      Accrued liabilities                        (3,670)        7,796
                                             ----------    ----------
Net cash used in operating activities         (183,747)       (84,340)
                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                         (3,711)             -
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                    205,763        1,500
  Principal payments on notes payable             (5,065)           -
                                             ----------    ----------
Net cash provided by financing activities       200,698         1,500
                                             ----------    ----------

Effect of Exchange Rate Changes on Cash             427        15,709
                                             ----------    ----------
NET DECREASE IN CASH                             13,667       (67,131)

CASH AND CASH EQUIVALENTS, beginning of year     22,749        89,880
                                             ----------    ----------

CASH AND CASH EQUIVALENTS, end of year       $   36,416    $   22,749
                                             ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Payment of interest                       $        -    $   25,000

NON CASH FINANCING ACTIVITIES:
  Debt exchanged for common stock in reverse
   acquisition                              $  505,724    $        -



See accompanying summary of accounting policies and notes to financial statements.

                        ADVANCED ID CORPORATION
             Notes to Consolidate Financial Statements


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity
Advanced ID Corporation (Advanced ID), formerly USA Sunrise Beverages, Inc. (USA), was incorporated in South Dakota on August 13, 1990. On October 17, 2002, USA, exchanged 28,000,000, or 80% of its common stock for 100% of the outstanding common stock of Avid Canada Corporation (Avid Canada). Avid Canada was incorporated in Alberta, Canada, on November 26, 1993. For accounting purposes this transaction was treated as an acquisition of USA and a recapitalization of Avid Canada. USA changed its name to Advanced ID Corporations effective November 15, 2002.

Advanced ID is in the business of marketing radio frequency identification devices (RFID) and proprietary software for the purpose of tracking animate and inanimate assets. Advanced ID is a re-seller of products manufactured by Avid Marketing Inc. Advanced ID's revenues are generated throughout Canada.

Principles of consolidation
All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventory
Inventory consists of finished goods held for resale and is recorded at the lower of cost or net realizable value. Cost is determined on a first in-first out basis. In 2002, Advanced ID recorded an allowance for obsolete inventory of $30,000.

Cash and Cash Equivalents
For the purposes of presenting cash flows, Advanced ID considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash includes a guaranteed investment certificate bearing interest at 5% which is pledged as collateral for Advanced ID's merchant visa arrangement.

Foreign Currency Translation
As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2002. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' deficit.

Revenue Recognition
Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product or performance of services.

An allowance for doubtful accounts is provided based on credit experience.

Long-lived Assets
Equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss Per Common Share
Advanced ID is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements
Advanced ID does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Advanced ID will continue as a going concern. Advanced ID has a significant accumulated deficit and working capital deficiency at December 31, 2002 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Advanced ID's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Advanced ID be unable to continue as a going concern.

The continued support of Advanced ID's creditors, lenders and shareholders is required in order for Advanced ID to continue as a going concern. Management's plans to support and grow Advanced ID's operations include cutting overhead costs, borrowing additional funds, increasing marketing and sales efforts, and broadening current product lines and sales channels. Advanced ID's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

NOTE 3 - REVERSE ACQUISITION

As disclosed in Note 1, on October 17, 2002 Advance ID combined with USA Sunrise Beverages, Inc., an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of USA and a recapitalization of Advanced ID. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares in exchange for the 200 shares outstanding of Avid Canada Corporation and $505,724 in debt.

NOTE 4 - NOTES PAYABLE

Notes payable at December 31, 2002 consists of the following:

     Note payable, bearing interest at 13% per annum,
      Unsecured and due on demand                          $   73,077
     Notes payable to two individuals bearing interest
       at 2% per month, unsecured and due on demand            47,483
     Note payable to third party bearing interest at
       8% per annum, unsecured and due on demand               20,892
     Other                                                      3,167
                                                           ----------
                                                           $  144,619
                                                           ==========

In December 2002, Advanced ID entered into a settlement agreement with a former vendor, whereby, the former vendor agreed to drop its claim against Advanced ID in exchange for Advance ID dropping its counter claim. Advanced ID had approximately $50,000 included in notes payable at December 31, 2001 related to this claim that was written-off in 2002 and is included in other income in 2002.

NOTE 5 - COMMON STOCK

In December 2002, Advanced ID created the 2002 Professional/Employee/Consultant Stock Compensation Plan. The purpose of the plan is to provide compensation in the form of common stock to individuals providing services to Advanced ID. The plan provides up to 3,500,000 shares of common stock to be issued at the discretion of the Board of Directors. No shares were issued as of December 31, 2002, however, shares were issued to a consultant under the plan in 2003 (see note 11).

NOTE 6 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately $568,000 at December 31, 2002, and will expire in various years through 2021. Advanced ID recorded an increase in the valuation allowance of $16,000 and $17,000 for the years ended December 31, 2002 and 2001, respectively.

Deferred income taxes consist of the following at December 31, 2002:

                                                             2002
                                                          ----------
     Long-term:
       Deferred tax assets                                $  193,000
       Valuation allowance                                  (193,000)
                                                          $        -
                                                          ==========

NOTE 7 - COMMITMENTS

On May 21, 2002, Advance ID entered into a consulting agreement with a member of the board of directors related to various products of Advanced ID. The agreement is for three years with compensation determined based on hours worked at $175 per hour. The agreement also gives the director the right to purchase up to 320,000 shares of Advanced ID common stock at $.10 per share. The options vest immediately and the right to purchase these shares expire June 2004. The fair value of the option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield and expected volatility of .001%; risk-free interest rate of 4.0%, and an expected life of 2 years. No compensation cost was recognized related to these options because the fair value calculated was $0.

On February 28, 2001, Advanced ID entered into an employment agreement with the President and Chief Operating Officer for a period of three years and eleven months with an annual salary of $60,000. In addition, Advanced ID was required to issue 200,000 shares of Advanced ID common stock in conjunction with the reverse acquisition discussed in Note 1. As of December 31, 2002, 20,000 shares have been issued.

Advanced ID leases office space under a month-to-month lease. Total rent expense for 2002 and 2001 was approximately $23,000 and $15,000, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from related parties includes an unsecured advance from Advanced ID's President totaling approximately $6,300 and an unsecured advance of approximately $148,000 by a company controlled by the majority stockholder.

Advanced ID paid consulting fees to members of the board of directors totaling approximately $32,000 in 2002.

In 2001, Avid Canada's former parent company reduced its liability to Avid Canada's parent for expenses paid by Avid Canada on behalf of the parent. General and administrative expenses were approximately $38,000 in the accompanying statement of operations in 2001. No such reduction in general and administrative expense occurred in 2002.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2002 and 2001, amounts due from Canadian customers which exceeded 10% of trade accounts receivables amounted to an aggregate of $36,695 from three customers and $27,000 from four customers, respectively.

Four customers accounted for 30%, 18%, 16% and 10%, respectively, of total revenues in 2002 and two customers accounted for 16% and 13%, respectively, of total revenues in 2001.

Two suppliers accounted for 100% of total purchases of inventory for both 2002 and 2001.

NOTE 10 - SUBSEQUENT EVENT

In February 2003, Advanced ID issued 1,250,000 shares of common stock for consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between Advanced ID and our accountants as to matters which require disclosure.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors And Officers

Our Bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at four pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. The directors and executive officers are as follows:

NAME AND ADDRESS                     AGE     POSITIONS HELD           SINCE
Barry Bennett, Calgary, Alberta       53  Director, President & CEO   October 2002
Seymour Kazimirski, Honolulu, Hawaii  56     Director                 October 2002
Hubert Meier, Kowloon, Hong Kong      56     Director                 February 2003
Todd Noble, Calgary, Alberta          39  Director, CFO & Secretary   October 2002

Business Experience Of Officers And Directors

Barry Bennett, B.Sc., P.Ag. - Director, President & CEO. Prior to joining Advanced ID, Mr. Bennett was General Manager of the Canadian Simmental Association from August 1990 to February 2001. From February 1977 to August 1990, Mr. Bennett was with the Canadian Imperial Bank of Commerce where he served in various positions with the Agriculture division and with his final posting as the Alberta Regional Manager of Agriculture.

Seymour Kazimirski - Director. In 1995, Mr. Kazimirski established Hawaii Pet Care Alliance and Universal Pet Care, both of which are involved in radio frequency identification for companion animals, and where he continues to serve as President for both entities. From 1995 to 1998, Mr. Kazimirski consulted to AVID Inc., a manufacturer of radio
frequency identification microchips and readers.   In 1993, Mr.
Kazimirski established Global Consulting which houses his consulting operations that specializes in finance, administration and marketing. From 1980 to 1993, Mr. Kazimirski established Florexotica Inc. where he was involved in the import/export of Asian products.

Hubert Meier - Director. Mr. Meier is a graduate of electronic engineering at Oskar von Miller Polytech in Munich. Mr. Meier has been operating his own consultancy firm specializing in radio frequency identification technology since May 2002. Prior to this Mr. Meier was with Hana Technologies Hong Kong from 1997 to 2002 where he served as CEO, Managing Director and Board member. From 1993 to 1997, Mr. Meier served as the Vice President Sales, Managing Director and Board member of Temic Hong Kong. From 1978 to 1993, Mr. Meier was with Eurosil where he served as Sales Director, Managing Director and Board member.

Todd Noble, B.Comm., B.A., CFA - Director & CFO. Mr. Noble's work experience includes being the CFO since July 2000 for GiveMePower Corporation, an OTC bulletin board company in the field of software technology. Mr. Noble was also a consultant specializing in finance, treasury, cash management and hedging from December 1998 to July 2000. From September 1997 to November 1998, Mr. Noble was the Treasurer of The Forzani Group Ltd., a national retailer listed on the Toronto stock exchange. From August 1994 to August 1997, Mr. Noble was the Treasury Manager of Agrium Inc., an international fertilizer producer listed on the New York stock exchange.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.


ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

                     Summary Compensation Table

                                         Long-Term Compensation
        Annual Compensation              Awards                    Payouts
(a)       (b)    (c)     (d)     (e)     (f)         (g)          (h)       (i)
Name                             Other   Restricted  Securities             All
and              Annual  Annual  Annual  Stock       Underlying    LTIP     Others
                                 Compen                                     Compen-
Principal Fiscal Salary  Bonus   sation    Awards    Options/SAR's Payouts  sation
Position  Year   ($)     ($)     ($)     ($)         (#)          ($)       ($)
----------------------------------------------------------------------------------
Barry     2002   $62,000 $0      $0      $0               0       $0        $0
Bennett,  2001   $62,000 $0      $0      $0               0       $0        $0
CEO       2000   $     0 $0      $0      $0               0       $0        $0
----------------------------------------------------------------------------------
Todd      2002   $32,000 $0      $0      $0               0       $0        $0
Noble,    2001   $     0 $0      $0      $0               0       $0        $0
CFO       2000   $     0 $0      $0      $0               0       $0        $0
----------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2002, the number and percentage of outstanding shares of Advanced ID common stock owned by
(i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Persons Beneficially Owning More Than 5% Of Outstanding Common Stock
---------------------------------------------------------------------

Name of Beneficial         Number of Common Stock     Percentage of
Owners                     Beneficially Owned         Ownership  1
------------------         ----------------------     -------------
Heritage Ventures Ltd.     24,375,275                 67.2 percent

Directors Of Advanced ID

Name of Beneficial         Number of Common Stock     Percentage of
Owners                     Beneficially Owned         Ownership  1
------------------         ----------------------     -------------
Barry Bennett              201,000                    0.6 percent
Seymour Kazimirski         250,000                    0.7 percent
Hubert Meier                     0                    0.0 percent
Todd Noble                 100,000                    0.3 percent


Officers Of Advanced ID

Name of Beneficial         Number of Common Stock     Percentage of
Owners                     Beneficially Owned         Ownership  1
------------------         ----------------------     -------------
Barry Bennett              201,000                    0.6 percent
Todd Noble                 100,000                    0.3 percent

Directors And Officers Of Advanced ID As A Group

Name of Beneficial         Number of Common Stock     Percentage of
Owners                     Beneficially Owned         Ownership  1
------------------         ----------------------     -------------
Directors and Officers     551,000                    1.5 percent


 1 Based upon 36,250,999 issued and outstanding as of March 25, 2003


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advances from related parties include an unsecured advance from Barry Bennett, Advanced ID's president, totaling approximately $6,300 and an unsecured advance of approximately $148,000 by 829726 Alberta Ltd., a company controlled by the majority stockholder.

Advanced ID paid consulting fees to members of the board of directors totaling approximately $32,000 in 2002.

In 2001, Avid Canada's former parent company reduced its liability to Avid Canada's parent for expenses paid by Avid Canada on behalf of the parent. General and administrative expenses were approximately $38,000 in the accompanying statement of operations in 2001. No such reduction in general and administrative expense occurred in 2002.

Heritage Ventures Ltd. (Heritage)

Heritage is a venture capital company specializing in assisting software and technology companies. Upon entering into a reverse merger transaction between AVID Canada Corporation and USA Sunrise Beverages, Inc., Heritage sold its ownership in AVID Canada Corporation in return for 28,000,000 common shares in USA Sunrise Beverages, Inc. whose name was changed to Advanced ID Corporation effective November 15, 2002. Of the 28,000,000 shares received by Heritage, a portion of these shares will be paid to certain creditors of AVID in exchange for approximately $502,000 in debt.

Seymour Kazimirski

In addition to being a director of Advanced ID, Mr. Kazimirski also provides consulting services to Advanced ID for the purposes of assisting with product and market development.

Hubert Meier

In addition to being a director of Advanced ID, Mr. Meier also provides consulting services to Advanced ID for the purposes of assisting with product and supplier development.

Todd Noble

Mr. Noble is currently compensated as a consultant for his work as chief financial officer.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
      (3) Articles of Incorporation and By-Laws. (1)
        (i) Amendment to Articles of Incorporation to Change Name. (2)

      (10) Material Contracts.
        (i) Reverse Merger Transaction. (2)

      (11) Statement of Computation of Per Share Earnings. (2)
      This Computation appears in the Financial Statements.

      (21) Subsidiaries of the Registrant.
        (i) AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.

(b)  Reports on Form 8-K.

On November 1, 2002, we filed a Form 8-K to announce our reverse merger transaction between USA Sunrise Beverages, Inc. and AVID Canada
Corporation. An amendment to this Form 8-K was filed on January 22, 2003 to disclose the audited financials pursuant to this transaction.

On January 3, 2003, we filed a Form 8-K to change our auditors to Malone & Bailey, PLLC. The decision to change auditors was made due to the recent acquisition.

(1)  Filed previously on Form 10-SB dated April 28, 1999.
(2)  Filed herewith.

           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GiveMePower Corporation
(Registrant)

By: /s/ Barry Bennett                              Dated: March 31, 2003
Barry Bennett
Director, Chief Executive Officer and President
(As a duly authorized officer on behalf of the Registrant and as
Principal Executive Officer)

By: /s/ Todd D. Noble                              Dated: March 31, 2003
Todd D. Noble
Chief Financial Officer and Secretary
(As a duly authorized officer on behalf of the Registrant and as
Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Barry Bennett                By:  /s/ Seymour Kazimirski
     Barry Bennett, Director                Seymour Kazimirski, Director
     March 31, 2003                         March 31, 2003



By:  /s/ Hubert Meier                  By:  /s/ Todd Noble
     Hubert Meier, Director                Todd Noble, Director
     March 31, 2003                        March 31, 2003

CERTIFICATION

I, Barry Bennett, certify that:

1.   I have reviewed this annual report on Form 10KSB of Advanced ID
Corporation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/Barry Bennett
Barry Bennett, Chief Executive Officer

CERTIFICATION

I, Todd Noble, certify that:

1.   I have reviewed this annual report on Form 10KSB of Advanced ID
Corporation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ Todd Noble
Todd Noble, Chief Financial Officer











33