Form 10QSB
period 2003-03-31
ADVANCED ID CORP
filed 2003-05-20
CIK 1005356

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2003

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From       to

                    Commission File Number 000-24965

                       ADVANCED ID CORPORATION
   (Exact name of small business issuer as specified in its charter)

        South Dakota                                  46-0439668
   (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)                Identification No.)

     619 - 11 Avenue SE, Suite 204
       Calgary, Alberta, Canada                        T2G 0Y8
     (Address of principal                          (Postal Code)
        executive office)

                      Issuer's telephone number:
                            (403) 264-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)     No  ( )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ( )     No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 14, 2003 there were 36,250,999 shares of common stock issued and outstanding.

                         ADVANCED ID CORPORATION
                               FORM 10-QSB
                 For the First Quarter Ended March 31, 2003

                                  INDEX


Part I. Financial Information

  Item 1.  Financial Statements

    a.  Consolidated Balance Sheet
        as of March 31, 2003

    b.  Consolidated State of Operations
        for the Three Months Ended March 31, 2003 and 2002

    c.  Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 2003 and 2002

    d.  Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis

  Item 3.  Controls and Procedures


Part II. Other Information

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Securities Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K


Signatures

Certifications

                          Part I. Financial Information

Item 1.  Financial Statements
Forward Looking Information

Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future revenues, gross margins and earnings, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future products, the success of competitive products, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Financial Statements and Notes

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                         ADVANCED ID CORPORATION
                              BALANCE SHEET

             ASSETS                            March 31,   December 31,
                                                 2003         2002
                                              (Unaudited)
Current assets
  Cash                                        $   13,115   $   32,519
  Restricted cash                                  4,184        3,897
  Trade accounts receivable, net of allowance
   for doubtful accounts of $5,706               105,750       47,675
  Other receivables                               17,708       11,958
  Inventory                                       49,753       36,037
  Prepaid expenses                                 2,064        2,556
                                              ----------   ----------
     Total current assets                        192,574      134,642

Equipment, net                                     3,894        3,711
                                              ----------   ----------
     Total assets                             $  196,468   $  138,353
                                              ==========   ==========


        LIABILITIES AND STOCKHOLDERS' DEFICIT---

Current liabilities
  Notes payable                               $  159,066   $  144,619
  Advanced from related parties                  181,018      147,621
  Accounts payable                                92,761       51,305
  Accrued expenses                                25,341       27,742
                                              ----------   ----------
     Total current liabilities                   458,186      371,287
                                              ----------   ----------

Commitments---



STOCKHOLDERS' DEFICIT:---
  Series A preferred stock, $.001 par; 500,000
   shares authorized none issued                       -            -
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 36,250,999 and 35,000,999 shares
   issued and outstanding                        362,501      350,001
  Additional paid-in capital                     218,361      155,861
  Accumulated deficit                           (878,531)    (794,134)
  Accumulated other comprehensive income          35,951       55,338
                                              ----------   ----------
     Total Stockholders' Deficit                (261,718)    (232,934)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  196,468   $  138,353
                                              ==========   ==========

See notes to unaudited financial statements

                        ADVANCED ID CORPORATION
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three Months Ended March 31, 2003 and 2002
                               (Unaudited)

                                                  2003         2002
Revenues                                      $  221,815   $  120,928

Cost of revenues                                 103,443       66,530
                                              ----------   ----------

  Gross margin                                   118,372       54,398

General, administrative and selling              194,466       89,294
                                              ----------   ----------

  Operating loss                                 (76,094)     (34,896)

Interest expense                                  (8,303)      (8,139)
                                              ----------   ----------

Net loss                                         (84,397)     (43,035)
                                              ----------   ----------

Other comprehensive loss:
  Foreign currency translation                   (19,387)     (33,303)
                                              ----------   ----------

Comprehensive loss                            $ (103,784)  $  (76,338)
                                              ==========   ==========

Basic and diluted net loss per share          $    (0.00)  $     (382)
                                              ==========   ==========

Weighted average shares outstanding           35,153,777          200
                                              ==========    =========


See notes to unaudited financial statements

                        ADVANCED ID CORPORATION
                        STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                  2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $  (84,397)  $  (43,035)
  Adjustments to reconcile net loss to cash
   used in operating activities:---
    Depreciation                                      88            -
    Stock issued for services                     75,000            -
      Changes in assets and liabilities:
        Accounts receivable                      (58,075)     (21,544)
        Other current assets                     (18,974)      11,172
        Accounts payable and accrued expenses     39,055       26,383
                                              ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES          (47,303)     (27,024)
                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                     43,148       40,000
  Payments on notes payable                       (2,974)           -
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES              40,174       40,000
                                              ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES                  (11,988)     (16,899)
                                              ----------   ----------

NET DECREASE IN CASH                             (19,117)      (3,923)
Cash, beginning of period                         36,416       22,749
                                              ----------   ----------
Cash, end of period                           $   17,299   $   18,826
                                              ==========   ==========

See notes to unaudited financial statements

                        ADVANCED ID CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

Recent Accounting Pronouncements:

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income
(loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the quarter ended March 31, 2003, Advanced ID's pro forma net loss and net loss per share are equal to the net loss and net loss per share reported herein.


NOTE 2 - COMMON STOCK

During the quarter ended March 31, 2003, Advanced ID issued 1,250,000 shares of common stock to the majority stockholder for consulting services. The stock was valued at the closing price on the date issued and resulted in $75,000 of consulting expense for the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 and
2002

The current quarter's net loss was larger by $41,362 or 96 percent versus last year's comparable quarter due largely to higher general, administrative and selling expenses. The specific details of these changes are discussed below.

Revenues

Revenues during the current quarter increased by $100,887 or 83 percent over the comparable period last year. The increase in revenues is due largely from a higher acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domestic species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

With the continued adoption of permanent tagging of animals and with our focus to expand the use of microchips into the livestock industry, we believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Operating Expenses

Cost of Revenues

Cost of Revenues for the current quarter ended increased by $36,913 or 55 percent over the previous year's comparable period. The increase in Cost of Revenues is attributed to a higher volume of products sold during the current quarter which resulted from higher sales. All of our products purchased for resale are paid for with US Dollars and sold in Canadian Dollars.

General, Administrative and Selling

The current quarter's selling, general and administrative expenses were higher by $105,172 or 118 percent over last year's comparable period largely because of $87,212 in higher consulting fees of which $75,000 was a one time charge (See Note 2 to Financial Statements). The balance of higher selling, general and administrative expenses for the current quarter resulted from $21,972 in public company expenses which did not exist in the comparable quarter in the previous year. These higher expenditures were offset by a reduction in our legal and accounting expenses for our Canadian wholly owned subsidiary.

Interest Expense

Interest expense increased by $164 or 2 percent during the current quarter over the comparable period last year. Interest expense results from outstanding notes payable.

Liquidity and Capital Resources

As at March 31, 2003, we had cash and cash equivalents of $17,299.

During the current three months ended, net cash used in operating activities was higher by $20,279 or 75 percent as compared to last year's comparable period. Cash used by operating activities during the current year resulted primarily from our net loss, higher receivables and other current assets offset by stock issued for services, higher depreciation expense and higher accounts payable.

For the current three months ended, net cash provided by investing activities was $0 and represented no change from the prior year's comparable period.

For the three-month period ended March 31, 2003, net cash provided by financing activities provided higher cash of $174 or 0.4 percent as compared to the previous year's comparable period. During the current three-month period, cash has been provided through advances from unrelated parties offset by payments on notes payable.

We are currently seeking funding to properly capitalize our business. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations. We are confident these efforts will produce the requisite financing necessary to fund the growth of our revenues. Nevertheless, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a company.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that material information relating to Advanced ID Corporation, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within Advanced ID Corporation and its consolidated subsidiaries, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


Part II. Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	No exhibits were filed as part of this Form 10-QSB.

(b)	Reports on Form 8-K

On January 3, 2003, we filed a Form 8-K to change our auditors from Comiskey & Company P. C. to Malone & Bailey, PLLC. During our most recent fiscal year and the interim period through the date of dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and there were no "reportable events"with Comiskey & Company, P.C. as described in Items 304 (a)(1)(iv) and (v) of Regulation S-K, respectively.

On January 11, 2003, we filed a Form 8-K/A to disclose our audited financial statements for the year ended December 31, 2001, our unaudited financial statements for the nine months ended September 30, 2002 and our unaudited proforma financial statements as of December 31, 2001, all of which was pursuant to a reverse merger transaction finalized on October 17, 2002 and filed on Form 8-K on November 1, 2002.

                        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Advanced ID Corporation
                                  (Registrant)

Dated: May 14, 2003               By: /s/ Barry I. Bennett
                                  Barry I. Bennett
                                  Director, Chief Executive Officer and
                                  President

                                  By: /s/ Todd D. Noble
                                  Todd D. Noble
                                  Chief Financial Officer, Treasurer
                                  and Secretary
                                  (As a duly authorized officer on
                                  behalf of the Registrant and as
                                  Principal Financial and Accounting
                                  Officer)

CERTIFICATION

I, Barry Bennett, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Advanced ID
Corporation.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/Barry Bennett
Barry Bennett, Chief Executive Officer

CERTIFICATION

I, Todd Noble, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Advanced ID
Corporation.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Todd Noble
Todd Noble, Chief Financial Officer