Form 10QSB
period 2003-06-30
ADVANCED ID CORP
filed 2003-08-15
CIK 1005356

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2003

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From       to
                                            -----    -----


                      Commission File Number 000-24965

                          ADVANCED ID CORPORATION
    (Exact name of small business issuer as specified in its charter)

         South Dakota                               46-0439668
(State or other jurisdiction
of incorporation or organization)                  (IRS Employer
                                                  Identification No.)

     6143 - 4 Street SE, Suite 14
   Calgary, Alberta, Canada                          T2H 2H9
      (Address of principal
         executive office)                         (Postal Code)

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

As of August 12, 2003 there were 36,250,999 shares of Class "A" common stock issued and outstanding.

                        ADVANCED ID CORPORATION
                            FORM 10-QSB
            For the Second Quarter Ended June 30, 2003


                                INDEX

Part I.  Financial Information

     Item 1.  Financial Statements
          (a)  Consolidated Balance Sheet as of June 30, 2003
          (b) Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2003 and 2002
          (c) Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002
          (d)  Notes to Consolidated Financial Statements

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

                        ADVANCED ID CORPORATION
                             BALANCE SHEET

                         ASSETS                June 30,    December 31,
                                                 2003         2002
                                              ----------   ----------
                                              (Unaudited)
Current assets
  Cash                                        $   46,624   $   32,519
  Restricted cash                                  4,572        3,897
  Trade accounts receivable, net of allowance
   for doubtful accounts of $5,706                44,732       47,675
  Other receivables                               24,440       11,958
  Inventory                                       35,255       36,037
  Prepaid expenses                                 4,380        2,556
                                              ----------   ----------
    Total current assets                         160,003      134,642

Equipment, net                                     6,344        3,711
                                              ----------   ----------
    Total assets                              $  166,347   $  138,353
                                              ==========   ==========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                               $  187,691   $  144,619
  Advanced from related parties                  187,095      147,621
  Accounts payable                               114,021       51,305
  Accrued expenses                                30,851       27,742
                                              ----------   ----------
    Total current liabilities                    519,658      371,287
                                              ----------   ----------
Commitments


STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $.001 par; 500,000
   shares authorized - none issued                     -            -
  Common stock, $.01 par value, 100,000,000
   shares authorized, 36,250,999 and 35,000,999
   shares issued and outstanding                 362,501      350,001
  Additional paid-in capital                     256,002      155,861
  Accumulated deficit                           (979,411)    (794,134)
  Accumulated other comprehensive income           7,597       55,338
                                              ----------   ----------
    Total Stockholders' Deficit                 (353,311)    (232,934)
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  166,347   $  138,353
                                              ==========   ==========

                        ADVANCED ID CORPORATION
                        STATEMENTS OF OPERATIONS
               Three and Six Months Ended June 30, 2003 and 2002
                              (Unaudited)

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------
Revenues                         $  185,118   $  156,780   $  406,933   $  279,287
Cost of revenues                     82,326       80,712      185,769      148,110
                                 ----------   ----------   ----------   ----------
  Gross profit                      102,792       76,068      221,164      131,177

General and administrative          195,456       90,460      389,921      166,632
                                 ----------   ----------   ----------   ----------
Loss from operations                (92,664)     (14,392)    (168,757)     (35,455)

  Interest expense                   (8,216)      (8,825)     (16,520)     (17,070)
                                 ----------   ----------   ----------   ----------
Net loss                         $ (100,880)  $  (23,217)  $ (185,277)  $  (52,525)
                                 ==========   ==========   ==========   ==========
Comprehensive Income (Loss):
  Foreign currency translation       28,354       34,949       47,741       33,389
                                 ----------   ----------   ----------   ----------
Comprehensive income (loss)      $  (72,526)  $   11,732   $ (137,536)  $  (19,136)
                                 ==========   ==========   ==========   ==========
Net loss per share:
  Basic and diluted              $    (0.00)  $    (0.00)  $    (0.01)  $    (0.00)
                                 ==========   ==========   ==========   ==========
Weighted average shares outstanding:
  Basic and diluted              36,250,999   28,000,000   35,702,888   28,000,000
                                 ==========   ==========   ==========   ==========

                        ADVANCED ID CORPORATION
                         STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 2003 and 2002
                              (Unaudited)

                                                 2003         2002
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES---
  Net loss                                    $ (185,277)  $  (52,525)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Depreciation                                     467            -
    Stock issued for services                     75,000            -
      Changes in assets and liabilities:
        Accounts receivable                        2,943       22,085)
          Other current assets                   (13,524)      13,021
          Accounts payable and accrued expenses   65,825       17,359
                                              ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES          (54,566)     (44,230)
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                            (3,100)      (1,035)
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                     39,885       59,220
  Proceeds from notes payable                     50,000            -
  Payments on notes payable                      (20,358)           -
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES              69,527       59,220
                                              ----------   ----------
EFFECT OF EXCHANGE RATE CHANGES                    2,919       (7,867)
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH                   14,780        6,088
Cash, beginning of period                         36,416       22,749
                                              ----------   ----------
Cash, end of period                           $   51,196   $   28,837
                                              ==========   ==========

                        ADVANCED ID CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

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

Stock Options:

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

On April 2, 2003, Advanced ID's board of directors approved the issuance of options to acquire 850,000 shares of common stock at $0.10 per share to four employees. The options vest 50 percent on October 17, 2003 and 50 percent on October 17, 2004.

The following table illustrates the effect on net income and earnings per share if Advanced ID had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation.

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------
 Net loss, as reported           $ (100,880)  $  (23,217)  $ (185,277)  $  (52,525)
                                 ==========   ==========   ==========   ==========
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method
for all awards                      (21,285)           -      (21,285)           -
                                 ----------   ----------   ----------   ----------
 Pro forma net loss              $ (122,165)  $  (23,217)  $ (206,562)  $  (52,525)
                                 ==========   ==========   ==========   ==========
 Loss per share:
 Basic and diluted - as reported $    (0.00)  $    (0.00)  $    (0.01)  $    (0.00)
                                 ==========   ==========   ==========   ==========
 Basic and diluted - pro forma   $    (0.00)  $    (0.00)  $    (0.01)  $    (0.00)
                                 ==========   ==========   ==========   ==========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100 percent, risk-free interest rate of 4.0 percent, and expected lives of 5 years.

NOTE 2  COMMON STOCK

During the six months ended June 30, 2003, Advanced ID issued 1,250,000 shares of common stock for consulting services. The stock was valued at the closing price on the date issued and resulted in $75,000 of consulting expense for the period.

NOTE 3  NOTES PAYABLE

On April 28, 2003, Advanced ID signed a convertible debenture agreement with a third party. The lender provided a loan for $100,000, with $50,000 received upon execution and the balance to be received upon approval by the Canadian Cattle Identification Agency for Advanced ID's livestock RFID tag. At June 30, 2003, Advanced ID had received $50,000 under the agreement.

The balance is due on April 28, 2006 bears interest at 10 percent per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan. During the six months ended June 30, 2003, Advanced ID recorded $2,092 of interest expense related to the discount on the note.

NOTE 4  SUBSEQUENT EVENTS

On July 7, 2003, we issued 320,000 shares of our Common Stock for consulting services rendered in connection with product development and engineering of our electronic identification tags for the livestock industry.

On July 16, 2003, we issued 265,053 shares of our Common Stock for consulting services rendered in connection with the development of sales and distribution channels for our electronic identification tags related to the livestock industry.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2003
and 2002

The current quarter's net loss was larger by $77,663 or 335 percent versus last year's comparable quarter. The net loss for the current six months ended was larger by $132,752 or 253 percent as compared to the same period in the previous year. Reasons for these changes are due to higher general and administrative expenses offset by higher gross margins. The specific details of these changes are discussed below.

Revenues

Revenues during the current quarter increased by $28,338 or 18 percent over the comparable period last year and increased by $127,646 or 46 percent during the first six months of the current year versus last year. The increase in Revenues is due largely from a higher acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domesticated species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

Cost of Revenues

Cost of Revenues for the current quarter ended increased by $1,614 or 2 percent over the previous year's comparable period and increased by $37,659 or 25 percent during the first six months of the current year versus the previous year. The increase in Cost of Revenues is attributed to a higher volume of products sold.

Gross Margins

Our Gross Margins improved from 49 percent to 55 percent during the current quarter and from 47 percent to 54 percent for the current six months ended as compared to the same periods in the previous year. Our gross margins have improved because of a weaker US$ and due to larger volume discounts on purchased products. All of our products purchased for resale are paid for with US Dollars and sold in Canadian Dollars.

General and Administrative

The current quarter's general and administrative expenses were higher by $104,996 or 116 percent over last year's comparable period largely because of $87,608 in higher consulting fees and $14,747 in public company expenses which did not exist in the comparable quarter in the previous year.

The current six month period's general and administrative expenses were higher by $223,289 or 134 percent over the previous year's period due to $175,777 in higher consulting fees of which $75,000 was a one time charge (See Note 2 to Financial Statements). The balance of higher general and administrative expenses were due to higher public company expenses of $38,443 which were not prevalent in the same period last year.

The increase in consulting expenses has resulted from our efforts to expand our current revenue streams by developing an electronic tag to be used for the livestock industry.

Interest Expense

Interest expense decreased by $609 or 7 percent during the current quarter over the comparable period last year and decreased by $550 or 3 percent during the first six-month period versus last year's comparable period. Interest expense results from outstanding notes payable.

Liquidity and Capital Resources

As at June 30, 2003, we had cash and cash equivalents of $46,624.

During the current six months ended, net cash used in operating activities was higher by $10,336 or 23 percent as compared to last year's comparable period. Cash used by operating activities during the current year resulted primarily from our net loss and higher other current assets offset by stock issued for services, higher depreciation expense, lower accounts receivable and higher accounts payable.

For the current six months ended, net cash used by investing activities was higher by $2,065 or 200 percent versus the prior year's comparable period. Cash used by investing activities resulted from our purchase of office furniture, computer hardware and software.

For the six-month period ended June 30, 2003, net cash provided by financing activities provided higher cash of $10,307 or 17 percent as compared to the previous year's comparable period. During the current six-month period, cash has been provided through advances from related parties plus proceeds from notes payable offset by payments on notes payable.

We are currently seeking funding to properly capitalize our business. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations. We are confident these efforts will produce the requisite financing necessary to fund the growth of our revenues. Nevertheless, there can be no assurance we will be able to raise additional capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a company.


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

Part II.  Other Information

Item 1.  Legal Proceedings

To the best of our knowledge, we are not party to, nor is any of our property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder that was originally subject to a June 1997 judgment against U.S.A. Sunrise Beverages, Inc. ("Sunrise") for $72,564 plus statutory interest at 5 percent per annum.

As a condition of the reverse merger agreement between Sunrise and AVID Canada Corporation ("AVID") dated October 2002, it was agreed that the owners of Sunrise would absolve the full amount of this judgment which had increased to $96,381. In April 2003, we were notified of a claim filed against Advanced ID Corporation to satisfy the unpaid balance of this judgment being $51,381 which had not been met as previously agreed by the Sunrise owners.

In a settlement negotiated between Heritage Ventures Ltd. ("Heritage"), AVID's former parent company, and the Sunrise owners, Heritage has now agreed to satisfy the remaining balance of this claim.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 7, 2003, we issued 320,000 shares of our Common Stock for consulting services rendered in connection with product development and engineering. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On July 16, 2003, we issued 265,053 shares of our Common Stock for consulting services rendered in connection with the development of sales and distribution channels. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 30, 2003, we held our first Annual General Meeting of shareholders for the purpose of electing the Board of Directors and to appoint the auditors, Malone & Bailey, PLLC. Of the total of 36,250,999 eligible common shares, the following table provides a tabulation of those shares voted for said matters:

1. Elect Directors   Shares Voted For   Shares Voted Against   Shares Abstained
                     ----------------   --------------------   ----------------
Barry Bennett              27,419,625                      0                  0
Todd Noble                 27,419,625                      0                  0
Seymour Kazimirski         27,593,810                      0             25,815
Hubert Meier               27,393,810                      0             25,815
C.K. Li                    27,393,810                      0             25,815

2. Appoint Auditors  Shares Voted For   Shares Voted Against   Shares Abstained
                     ----------------   --------------------   ----------------
Malone & Bailey, PLLC      25,859,351                      0                  0

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     No exhibits were filed as part of this Form 10-QSB.

(b)  Reports on Form 8-K
     None.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Advanced ID Corporation
                           (Registrant)

Dated: August 12, 2003     By: /s/ Barry I. Bennett
                           Barry I. Bennett
                           Director, Chief Executive Officer and
                            President

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

Date:  August 12, 2003

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

Date:  August 12, 2003

/s/ Todd Noble
Todd Noble, Chief Financial Officer