Form 10QSB
period 2003-09-30
ADVANCED ID CORP
filed 2003-11-14
CIK 1005356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================




                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

================================================================================

                        Commission File Number 000-24965

                             ADVANCED ID CORPORATION
        (Exact name of small business issuer as specified in its charter)

             South Dakota                                46-0439668
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                 Identification No.)

     6143 - 4 Street SE, Suite 14
       Calgary, Alberta, Canada                            T2H 2H9
         (Address of principal                          (Postal Code)
           executive office)

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


Yes [X]      No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.


Yes [ ]     No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 12, 2003 there were 36,880,151 shares of Class "A" common stock issued and outstanding.


===============================================================================

                             ADVANCED ID CORPORATION
                                   FORM 10-QSB


                 For the Third Quarter Ended September 30, 2003

===============================================================================




                                      INDEX




Part I. Financial Information

         Item 1.  Financial Statements

          a.   Consolidated Balance Sheet as of September 30, 2003

          b. Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

          c. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

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

                            ADVANCED ID CORPORATION
                                  BALANCE SHEET



                                   ASSETS                                       September 30,           December 31,
                                                                                     2003                   2002
                                                                              -------------------    -------------------
                                                                                  (Unaudited)             (Audited)
Current assets
  Cash                                                                        $           53,090     $           32,519
  Restricted cash                                                                              -                  3,897
  Trade accounts receivable, net of allowance for doubtful
    accounts of $5,706                                                                    29,287                 47,675
  Other receivables                                                                        6,888                 11,958
  Inventory                                                                               46,809                 36,037
  Prepaid expenses                                                                         4,367                  2,556
                                                                              ------------------     ------------------
    Total current assets                                                                 140,441                134,642

Equipment, net                                                                            10,959                  3,711
                                                                              ------------------     ------------------

    Total assets                                                              $          151,400     $          138,353
                                                                              ==================     ==================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                                               $           99,396     $          144,619
  Advanced from related parties                                                           59,439             147,621
  Accounts payable                                                                        44,439                 51,305
  Accrued expenses                                                                        46,455                 27,742
                                                                              ------------------     ------------------
    Total current liabilities                                                            249,729                371,287
                                                                              ------------------     ------------------


Stockholders' deficit:
  Series A preferred stock, $0.001 par; 500,000 shares authorized
    none issued                                                                                -                      -
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 36,880,151 and 35,000,999 shares issued
    and outstanding                                                                      368,802                350,001
  Additional paid-in capital                                                             516,656                155,861
  Accumulated deficit                                                                   (996,597)              (794,134)
  Accumulated other comprehensive income                                                  12,810                 55,338
                                                                              ------------------     ------------------
    Total stockholders' deficit                                                          (98,329)              (232,934)
                                                                              ------------------     ------------------

    Total liabilities and stockholders' deficit                               $          151,400     $          138,353
                                                                              ==================     ==================





                             ADVANCED ID CORPORATION
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                             ------------                            ------------
                                                        2003                2002               2003                2002
                                                   ---------------     ---------------    ----------------    ----------------


Revenues                                           $      262,392      $      160,234     $      669,325      $      439,521
Cost of revenues                                          145,337              84,645            331,106             232,755
                                                   --------------      --------------     --------------      --------------
  Gross profit                                            117,055              75,589            338,219             206,766

General and administrative                                123,887              68,709            513,808             235,341
                                                   --------------      --------------     --------------      --------------

Loss from operations                                       (6,832)              6,880           (175,589)            (28,575)

  Interest expense                                        (10,355)             (7,571)           (26,875)            (24,641)
                                                   ---------------     --------------     ---------------     ---------------

Net loss                                           $      (17,186)     $         (692)    $     (202,463)     $      (53,217)
                                                   ==============      ==============     ==============      ==============

Comprehensive Income (Loss):
  Foreign currency translation                             (5,213)            (31,910)            42,528               1,478
                                                   ---------------     ---------------    --------------      --------------

Comprehensive income (loss)                        $      (22,399)     $      (32,602)    $     (159,935)     $      (51,738)
                                                   ===============     ===============    ==============      ==============

Net loss per share:
  Basic and diluted                                $        (0.00)     $        (0.00)    $        (0.01)     $        (0.00)
                                                   ===============     ===============    ===============     ===============

Weighted average shares outstanding:
  Basic and diluted                                    36,791,141          28,000,000         36,313,977          28,000,000
                                                   ===============     ===============    ===============     ===============




                             ADVANCED ID CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                               2003                  2002
                                                                         ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $        (202,463)    $         (53,217)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation                                                                   3,278                     -
      Stock issued for services                                                    144,089                     -
      Non-cash interest                                                              5,230
        Changes in assets and liabilities:
          Accounts receivable                                                       18,388               (23,725)
          Other current assets                                                      (7,513)               12,807
          Accounts payable and accrued expenses                                     11,847                14,603
                                                                         -----------------     -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                            (27,144)              (49,532)
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (10,526)               (1,480)
                                                                         ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                                       34,655                59,220
  Proceeds from notes payable                                                       50,000                47,190
  Payments on notes payable                                                        (20,358)                    -
                                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                64,297               106,410
                                                                         -----------------     -----------------

EFFECT OF EXCHANGE RATE CHANGES                                                     (9,953)              (12,638)
                                                                         ------------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                     16,674                42,760
Cash, beginning of period                                                           36,416                22,749
                                                                         -----------------     -----------------
Cash, end of period                                                      $          53,090     $          65,509
                                                                         =================     =================




                             ADVANCED ID CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

Stock Options:
-------------

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

On April 2, 2003, Advanced ID's board of directors approved the issuance of options to acquire 850,000 shares of common stock at $0.10 per share to four employees. The options vest 50% on October 17, 2003 and 50% on October 17, 2004.

The following table illustrates the effect on net income and earnings per share if Advanced ID had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                                        ------------                           ------------
                                                  2003                2002                2003                2002
                                             ----------------    ----------------    ---------------     ---------------


   Net loss, as reported                     $      (17,186)     $         (692)     $     (202,463)       $    (53,217)
                                             ================    ================    ===============     ===============

Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards               (8,100)                  -             (29,385)                  -
                                             ----------------    ----------------    ----------------    ---------------
   Pro forma net loss                        $      (25,286)     $         (692)     $     (231,848)     $      (53,217)
                                             ================    ================    ================    ===============

   Pro forma net loss per share:
   Basic and diluted - as reported           $        (0.00)     $        (0.00)     $        (0.01)     $        (0.00)
                                             ================    ================    ================    ===============
   Basic and diluted - pro forma             $        (0.00)     $         (0.00)    $        (0.01)     $        (0.00)
                                             ================    ================    ================    ===============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 5 years.


NOTE 2 - COMMON STOCK

During the nine months ended September 30, 2003, Advanced ID issued a total of 1,879,152 shares of common stock for consulting services to three consultants of which 629,152 shares were issued during the current quarter. The stock was valued at the closing price on the date of each respective agreement and resulted in $144,089 of consulting expenses for the nine month period and $69,089 for the current quarter.

NOTE 3 - NOTES PAYABLE

On April 28, 2003, Advanced ID signed a convertible debenture agreement with a third party. The lender provided a loan for $100,000, with $50,000 received upon execution and the balance to be received upon approval by the Canadian Cattle Identification Agency for Advanced ID's livestock RFID tag. At September 30, 2003, Advanced ID had received $50,000 under the agreement.

The balance is due on April 28, 2006 bears interest at 10% per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan. During the nine months ended September 30, 2003, Advanced ID recorded $5,230 of interest expense related to the discount on the note.

NOTE 4 - SUBSEQUENT EVENTS

On October 9, 2003, we issued 190,000 shares of our Common Stock to one of our Officers as consideration for his agreement to join the company, the payment of which has been outstanding since October 2002.

On October 17, 2003, one of Advanced ID's Directors exercised 320,000 warrants at $0.10 per warrant for total proceeds of $32,000. As a result, 320,000 shares of our Common Stock have been issued in connection with this transaction.

On October 20, 2003, one of Advanced ID's Directors exercised 100,000 options at $0.10 per warrant for total proceeds of $10,000. As a result, 100,000 shares of our Common Stock have been issued in connection with this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended Sept. 30, 2003 and
2002

The current quarter's net loss was larger by $16,494 or 2,284% versus last year's comparable quarter. The net loss for the current nine months ended was larger by $149,246 or 280% as compared to the same period in the previous year. Reasons for these changes are largely due to higher general and administrative expenses. The specific details of these changes are discussed below.

Revenues
--------

Revenues during the current quarter increased by $102,158 or 64% over the comparable period last year and increased by $229,804 or 52% during the first nine months of the current year versus last year. The increase in Revenues is due largely from a higher acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domesticated species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

Cost of Revenues
----------------

Cost of Revenues for the current quarter ended increased by $60,692 or 72% over the previous year's comparable period and increased by $98,351 or 42% during the first nine months of the current year versus the previous year. The increase in Cost of Revenues is attributed to a higher volume of products sold.

Gross Margins
-------------

Our Gross Margins decreased from 47% to 45% during the current quarter and increased from 47% to 51% for the current nine months ended as compared to the same periods in the previous year. Our gross margins decreased in the current quarter due to a large order that resulted in a lower price point charged to the customer than what would normally be charged. Our gross margins have improved for the current nine month period because of a weaker US Dollar relative to the Canadian Dollar, and due to larger volume discounts on purchased products. All of our products purchased for resale are paid for in US Dollars and sold in Canadian Dollars.

General and Administrative
--------------------------

The current quarter's general and administrative expenses were higher by $55,178 or 80% over last year's comparable period largely because of $22,724 in higher consulting fees related to the development of our new livestock RFID tags, $16,607 in higher salaries, $4,246 in higher marketing expenses and $10,852 in public company expenses which did not exist in the comparable quarter in the previous year.

The current nine month period's general and administrative expenses were higher by $278,467 or 118% over the previous year's period due to $198,501 in higher consulting fees, $26,022 in higher salaries, $12,669 in higher marketing expenses and $48,577 in higher public company expenses which were not prevalent in the same period last year, offset by lower charges in other general business expenditures.

Interest Expense
----------------

Interest expense increased by $2,784 or 37% during the current quarter over the comparable period last year and increased by $2,234 or 9% during the first nine-month period versus last year's comparable period. The increase in interest expense is attributed to the discount on a Note Payable (See Note 3 to the Financials) which accrues interest at $1,046 per month. The remaining interest expense is attributed to outstanding notes payable.

Liquidity and Capital Resources
-------------------------------

As at September 30, 2003, we had cash and cash equivalents of $53,090.

During the current nine months ended, net cash used in operating activities was lower by $22,388 or 45% as compared to last year's comparable period. Cash used by operating activities during the current year resulted primarily from our net loss and higher other current assets offset by stock issued for services, depreciation expense, lower accounts receivable and higher accounts payable.

For the current nine months ended, net cash used by investing activities was higher by $9,046 or 611% versus the prior year's comparable period. Cash used by investing activities resulted from our purchase of office furniture, computer hardware and software.

For the nine-month period ended September 30, 2003, net cash provided by financing activities provided lower cash of $42,113 or 40% as compared to the previous year's comparable period. During the current nine-month period, cash has been provided through advances from related parties plus proceeds from notes payable offset by payments on notes payable.

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

================================================================================


Part II. Other Information

Item 1.  Legal Proceedings

To the best of our knowledge, we are not party to, nor is any of our property the subject of, any pending material legal proceedings, except a certain note payable to a stockholder that was originally subject to a June 1997 judgment against U.S.A. Sunrise Beverages, Inc. ("Sunrise") for $72,564 plus statutory interest at 5% per annum.

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

In a settlement negotiated between Heritage Ventures Ltd. ("Heritage"), AVID's former parent company, and the Sunrise owners, Heritage has agreed to satisfy the $51,381 claim of which a balance of approximately $1,000 is remaining.

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

On August 22, 2003, we issued 44,099 shares of our Common Stock for consulting services rendered in connection with the development of sales and distribution channels.

On October 9, 2003, we issued 190,000 shares of our Common Stock to one of our Officers as consideration for his agreement to join the company in October 2002, the payment of which has been outstanding since this date.

On October 17, 2003, we issued 320,000 shares of our Common Stock to one our Directors who exercised 320,000 warrants at $0.10 per warrant for total proceeds of $32,000.

On October 20, 2003, we issued 100,000 shares of our Common Stock to one of Directors who exercised 100,000 options at $0.10 per warrant for total proceeds of $10,000.

All of the above stock issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 31
         Exhibit 32

(b) Reports on Form 8-K

         None.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Advanced ID Corporation
                              (Registrant)

Dated: November 12, 2003      By: /s/ Barry I. Bennett
                                  ------------------------
                              Barry I. Bennett
                              Director, Chief Executive Officer and President

                              By: /s/ Todd D. Noble
                              Todd D. Noble
                              Chief Financial Officer, Treasurer and Secretary
                             (As a duly authorized officer on behalf of the
                              Registrant and as Principal Financial and
                              Accounting Officer)