Form 10KSB
period 2003-12-31
ADVANCED ID CORP
filed 2004-03-22
CIK 1005356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    -----------------------------------------------------------------------


                                   FORM 10-KSB

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____

    -----------------------------------------------------------------------


                        Commission File Number 000-24965


                             ADVANCED ID CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  South Dakota                                  46-0439668
 (State or other jurisdiction of incorporation       (IRS Employer Identification No.)
                or organization)

            6143 - 4 Street SE, Suite 14
              Calgary, Alberta, Canada                  T2H 2H9                     (403) 264-6300
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


Yes |X|     No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes |X|     No  |_|

Total revenues for Fiscal Year 2003 were $962,988.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on March 18, 2004 was $13,464,902. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_|     No  |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 18, 2004 there were 37,699,168 shares of common stock issued and outstanding.



    -----------------------------------------------------------------------

                             ADVANCED ID CORPORATION
                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

    -----------------------------------------------------------------------

Table of Contents:

ITEM 1. DESCRIPTION OF BUSINESS...........................................................................................5

   OVERVIEW...............................................................................................................5
   PRODUCTS AND SERVICES OVERVIEW.........................................................................................5
     Companion Animal Products And Services...............................................................................5
     Livestock Animal Products And Services...............................................................................6
   THE BUSINESS MODEL.....................................................................................................6
   THE MARKET.............................................................................................................6
   MARKETING AND SALES STRATEGY...........................................................................................7
     Sales and Distribution Channels......................................................................................7
     Pricing Strategy.....................................................................................................7
   COMPETITION............................................................................................................8
   COMPETITIVE ADVANTAGES.................................................................................................8
   CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS......................................................................9
   TRADEMARKS............................................................................................................10
   EMPLOYEES.............................................................................................................10
   REPORTS TO SECURITY HOLDERS...........................................................................................10

ITEM 2.  DESCRIPTION OF PROPERTY.........................................................................................11

ITEM 3.  LEGAL PROCEEDINGS...............................................................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................11

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................................11

   MARKET INFORMATION....................................................................................................11
   HOLDERS...............................................................................................................11
   DIVIDENDS.............................................................................................................12
   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS....................................................12
   RECENT SALES OF UNREGISTERED SECURITIES...............................................................................12
     (i) Fiscal 2002 Transactions........................................................................................12
     (ii) Fiscal 2003 Transactions.......................................................................................12
     (iii) Fiscal 2004 Transactions......................................................................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................................................................13

   RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002..............................13
     Revenue.............................................................................................................13
     Operating Expenses..................................................................................................13
     Liquidity and Capital Resources.....................................................................................14

ITEM 7.  FINANCIAL STATEMENTS............................................................................................14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............................15

ITEM 8A.  CONTROLS AND PROCEDURES........................................................................................15

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....................................................15

   DIRECTORS AND OFFICERS................................................................................................15

   BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS.........................................................................15

ITEM 10.  EXECUTIVE COMPENSATION.........................................................................................16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................16

   (I) PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK..............................................16
   (II) DIRECTORS OF ADVANCED ID.........................................................................................17
   (III) OFFICERS OF ADVANCED ID.........................................................................................17
   (IV) DIRECTORS AND OFFICERS OF ADVANCED ID AS A GROUP.................................................................17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................17

   BARRY BENNETT.........................................................................................................17
   HERITAGE VENTURES LTD.................................................................................................17
   SEYMOUR KAZIMIRSKI....................................................................................................17
   HUBERT MEIER..........................................................................................................18

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................................18


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................19

SIGNATURES...............................................................................................................19

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW
--------

Advanced ID Corporation markets microchip identification technologies referred to as radio frequency identification microchips and scanners. RFID allows for the positive identification and location tracking of animals or objects that are embedded or tagged with RFID microchips. We currently supply over 3,000 organizations such as animal shelters, veterinarians, breeders, government agencies, universities, zoos, research labs and fisheries with RFID devices for companion animals, exotics, equines, bovines, llamas, alpacas, ostriches, aquatic species, reptiles, migratory and endangered species. We have implanted microchips in over 450,000 companion animals, currently track 300,000 animals in our PETtrac database, and reunite numerous lost animals with their families each month.

It is our intent to expand our current market position in the companion animal and biological sciences sectors to include the livestock industry which is almost exclusively utilizing bar code tags. The barriers for adoption of current RFID technology include its high cost and its limited read range. Based on in-house research, we believe the livestock industry is demanding a cost effective RFID technology that offers significantly enhanced efficiencies in data management and tracking. A growing number of governments which includes Canada, Australia, New Zealand, United States, the European Union and others are enacting legislation or have indicated their intent to make RFID tagging of livestock mandatory. This mandatory animal identification legislation is necessary to ensure that a food safety tracking system is in place to trace-back diseased animals to their origin.

The market we will be serving is extensive. Our initial focus will be the bovine market which is numbered at over one billion cattle including 110 million in North America. The average life of cattle is 18 to 20 months prior to slaughter. In the United States and Canada, the packing plants slaughter approximately 150,000 head of cattle each day or approximately 35 million per year. Our next market will be the 750 million hogs worldwide which have an average life of six to eight months prior to slaughter. Annual hog slaughter in Canada and the United States totals 117 million. It is anticipated that the hog industry in Taiwan may soon require mandatory trace-back by the Taiwanese government in order to re-establish export programs throughout Asia which have been decimated due to prior food safety issues. Currently, the Taiwanese hog population is 7.2 million head with annual slaughtering totaling approximately 11 million. Our third target market is the sheep industry which is also currently considering mandatory identification. With inventories of 165 million head in Australia and New Zealand and total reliance on export markets, there is deep concern over the economic ramifications of a disease outbreak should the sheep industry be unable to ensure food safety. North America, Asia and Europe are the main importers of their meat products and are demanding food safety for their consumers. It is important to note that livestock identification tags carry a unique numeric or alpha-numeric sequence that is used only once. (1)

PRODUCTS AND SERVICES OVERVIEW
------------------------------

Companion Animal Products And Services
--------------------------------------
Our current product offering includes an established line of RFID products, scanners, and software.

RFID Tags: Our RFID Tags consist of an integrated circuit coil and capacitor (transponder) sealed in biocompatible glass containing a programmed identification number, which fits inside a hypodermic needle and can be injected under the skin of an animal. A scanner temporarily energizes the chip allowing it to transmit its data to the reader with error-free reliability.

We have also developed a passive transponder encased in a biocompatible ceramic bolus that is supplanted in the second stomach or rumen of cattle for tracking livestock from birth to feedlot, slaughter, and processing.

RFID Readers: We offer a variety of readers that scan and read both our microchips and our competitors' microchips. Other reading and monitoring systems include probes and coils in a variety of diameters for use in many animate and inanimate applications.

------------------------------------
(1) www.fas.usda.gov/dlp/circular/2001/01-101p/toc.htd

Software: We offer a proprietary Microsoft(C).Net based database called PETtrac which is our advanced software program that stores and tracks identification numbers from implanted animals by recording their microchip ID as well as unique information including data such as: (1) Pet name, breed, and description; (2) Animal's brand and tattoo numbers; (3) Present/past owners, and current details;
(4) Medical history of the animal, medication, allergies, etc.; and (5) Other pertinent information specific to each sector/industry. PETtrac is currently available worldwide and can be easily translated to additional languages to serve international markets.

Services: We provide an electronic and manual data entry service to the PETtrac global tracking system for all animals identified with our microchips in Canada. Animal recoveries can be performed through wireless technologies as well as a 24/7 operator assisted services on a global basis.

Livestock Animal Products And Services
--------------------------------------
We are currently in the early commercialization stages of our product offering which will include an established line of RFID products, scanners, and software specifically tailored to meet the nuances of each type of livestock.

RFID Tags: Our RFID Tags transmit its data to the reader with a read range of up to approximately three meters.

RFID Readers: We offer stationary and handheld readers that will scan and read our microchips.

Services: Our objective is to become the complete system provider for livestock identification and trace-back. As part of providing a complete system for our customers, we will provide in-depth analysis prior to implementation of a recommended solution.

THE BUSINESS MODEL
------------------

Our model is expected to achieve a low cost of sales, high profit margins and significant multi-channel revenue generation.

We are planning to significantly enhance our revenue streams by:

- Offering higher integrity and more cost effective identification solutions over current practices in the worldwide LEGISLATED/MANDATORY livestock markets with specially developed RFID products, and a web-based tracking and recovery system.

- Expanding into other veterinary clinics and animal shelter markets across Canada, the United States and other markets with our new RFID products.

- Expanding RFID technology into the insurance industry for the tracking of high-value assets.

- Expanding RFID technology into other inanimate commercial and industrial applications (i.e. energy, forestry and manufacturing industries).

THE MARKET
----------

Advanced ID is fulfilling the needs of the animate and inanimate markets in the RFID industry as outlined below:

- Increasingly, municipal animal control agencies are setting policy and by-laws for permanent tagging of pets.

- Pending guidelines will require livestock and meat product operators to use advanced tagging and tracking systems.

- Industries are demanding increased efficiencies in logistics, distribution, asset management, and tracking.

- Industry observers report that the U.S. RFID market in 1997 was US$490 million and forecasts it to be US$1.6 billion for 2002.

- The global RFID market reached over US$900 million in 1999 and worldwide revenues are forecast to reach US$7.5 billion by 2006.

Our PETtrac system has been approved for use across Canada by the Canadian Veterinarian Medical Association thereby giving us access to over 3,000 professional veterinarians as well as all SPCAs and humane societies, thus tapping a market of over eight million animals.

In the livestock industry, the Bovine Spongiform Encephalopathy (i.e. BSE or Mad Cow Disease) disease that plagued Europe in 1998 was thought to have infected North American herds. This resulted in legislative efforts for animal identification and tracking systems with RFID being the preferred technology. Governments are implementing legislation requiring a quick and secure animal trace-back system, aimed at improving food safety for consumers from animal diseases. Our products have been designed to exceed existing regulations.(2)

Advances in microchip design, miniaturization, global positioning tracking, read range, read/write capabilities and data storage have greatly expanded the applications for RFID tags. RFID systems are being piloted and used in a wide range of retail, commercial and industrial applications but they are not widely used in the livestock industry. Our initial focus in expanding our revenue streams is to be the system integrator or solutions provider for the livestock industry which is estimated to be in excess of two billion head of cattle, hogs and sheep. It is important to note that the average life of cattle prior to slaughter is 18 to 20 months and 6 to 8 months for hogs and sheep.(3)

MARKETING AND SALES STRATEGY
----------------------------

Sales and Distribution Channels
-------------------------------

With a strong channel already established in the Canadian animate market with our direct sales force, we will leverage this position by securing established channels through agreements with the largest distribution co-operatives and veterinarian professionals in targeted global regions. In the United States and Canada, we expect that the majority of our sales will be through direct channels and distribution co-operatives. In addition, we plan to use independent resellers or distributors in targeted regions and countries. We have established distributors in Taiwan, Argentina and Australia. We are currently evaluating additional distributors for New Zealand, Thailand and China. These independent resellers and distributors will be paid a percentage of product sales. Our initial focus in the livestock industry will be to target those countries that have enacted mandatory animal identification legislation or having indicated their intent to enact such legislation.

Pricing Strategy
----------------

We plan to be the undisputed price-performance leader with all of our products and services. This will allow us to gain market acceptance and rapidly secure market share in the livestock industry, and further allow us to continue to increase our market share in the companion animal market. It is our goal to keep our expenditures small to ensure we maintain low product price points to discourage other competitors from entering the market yet allowing us to earn a healthy margin. We anticipate that any cost savings we achieve through process improvements will lead to reductions in our price points to discourage other competitors from entering the market.


------------------------------------
(2) www.canadaid.ca/ccia-regulations.
(3) www.fas.usda.gov/dlp/circular/2001/01-101p/toc.htd

COMPETITION
-----------

The current method of livestock identification predominantly utilizes standard bar code visual tags. It is our belief that due to the inefficiencies in bar coding technology, the industry is moving towards RFID technology which offers greater efficiencies in data management. The barriers for adoption of current RFID technology include its high cost and its limited read range. Our top three competitors in the animate market are as follows:

Allflex USA Inc. - Allflex claims to be the world's leading supplier of livestock identification and management systems. Its products include visual identification ear tags and applicators, electronic identification systems and a variety of precision instruments. Allflex works closely with official and commercial organizations around the world to develop reliable and efficient systems for collecting and transferring information on animal identification, movement and performance. No financial information was available for Allflex.(4)

Destron Fearing Corporation - Destron Fearing has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. As the animal identification industry expanded, the Company culminated a merger of Fearing Manufacturing and Destron/IDI in November 1993. Their products range from visual ear tags attached to livestock, to electronic microchips implanted under the skin of pets, fish, laboratory animals and livestock. On April 25, 2000, Destron Fearing was acquired by Applied Digital Solutions, Inc. (ADSX - Nasdaq) for $84.6 million through a merger of its wholly owned subsidiary, Digital Angel Corporation. For the year ended December 2002, Applied Digital had revenues of $99.6 million and a net loss of $112 million. In Applied Digital's "Advanced Wireless" operating segment which includes Destron Fearing's and Digital Angel's businesses, revenues from this segment accounted for 33.7% of total revenues or $33.6 million during Fiscal 2002.(5)

Trovan, Ltd. - Trovan is a privately held United Kingdom company established in 1988. Trovan is focused on developing and marketing RFID technology, telemetric systems and biomedical delivery technology. Trovan has established a network of distributors located in North America, South America, Europe, Asia, Australia, Africa and the Middle East. Users of their technology include Volkswagen, Daimler Benz, Coca Cola, Siemens, Nestle SA, Nissan, Merck, Samsung and Hoechst/Aventis in the private sector, as well as 60 government agencies in 13 countries around the world.(6)

COMPETITIVE ADVANTAGES
----------------------

Based on in-house research, the existing RFID technology available for livestock is centered around low frequency (30 to 300 KHz) tags and high frequency tags (3 to 30 MHz) which offer a read range up to three feet at a retail price point of $2.00 to $10.00 per tag. Low and high frequency livestock identification tags have been available in the market for over five years yet there has been virtually no adoption of this technology largely because the read range is nominally greater than bar code tags that are currently priced at $1.00 to $1.50 per tag and because the technology has not met the requirements of most users.

Our RFID technology will offer a higher frequency of 915 MHz that provides a read range to a maximum of ten feet at a price point similar to that of bar code tags. Our RFID tags will also include a bar code to ensure a seamless transition for current bar code customers to adopt RFID technology. In addition, our RFID tags will offer superior read/write functionality allowing users to store additional data on each tag such as the animal's birth date, vaccinations, etc.

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


------------------------------------
(4) www.allflexusa.com
(5) www.destronfearing.com
(6) www.trovan.com

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

(a) There is no certainty that we will be able to successfully operate profitably or make any distributions to the holders of our securities. We will be attempting to expand our business model into the livestock industry. We have limited business history in this new sector for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high-risk investment because you will be placing funds at risk in an unproven market with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject. As we are an early stage company, our prospects must be considered in light of the risks, expenses and difficulties encountered in establishing a market position in a new industry.

(b) We currently have negative working capital and limited sources of liquidity. We require substantial capital to pursue our operating strategy and we currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. We require substantial working capital to continue the funding of our business. We do not have any commitments to raise additional capital and there is no certainty that any additional funds required to operate our business will be available on favorable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund future expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of shareholders of Advanced ID will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our current shareholders.

(c) We are dependent on key management personnel. Our success is dependent upon, among other things, the services of Barry Bennett, CEO, president and director. The loss of Mr. Bennett's services, for any reason, could have a material adverse effect on our business, operations and financial condition. We do not have an employment agreement or key-man life insurance policy for Mr. Bennett. The expansion of our business will place further demands on existing management and future growth. Profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

(d) We are in an intensely competitive industry. There are numerous competitors offering various components of the type of products and services we offer. Also, there is no certainty that additional competitors will not enter markets that we intend to serve. We believe that our ability to compete depends on many factors both within and beyond our control. At this time, there are a few other companies offering similar services as those intended to be offered by us. It should be expected that in the future we would be competing with additional companies, many of which may have greater financial resources than our company. There is no certainty that we will be able to compete successfully in this market.

(e) We have paid no dividends on our common stock and we cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(f) We are currently controlled by one principal stockholder, Heritage Ventures Ltd., who owns approximately 42% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company. We lack disinterested, independent directors as our directors have a direct financial interest in the company.

(g) All marketing will be done in-house and through international distributors. There is no certainty that our marketing strategies will be effectively implemented, or that these arrangements will result in sufficient revenues to produce net earnings.

(h) Our survival depends on our ability to adapt to technological challenges. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, low barriers to entry, enhancements to existing microchips, and evolving customer needs. Consequently, our success will depend on our ability to adapt to rapidly changing technology, evolving industry standards, low barriers to entry, technology enhancements, and evolving customer needs and to continually improve the performance, features and reliability of our microchips and services. Our failure to adapt to such changes could have a material adverse effect on our business, operations, and financial condition. In addition, the adaptation to such changes could require substantial capital resources that may not be available when required or may not be available on favorable terms, which could have a material adverse effect on our business, operations and financial condition.

(i) Our success may depend on the success of our distributors. We intend to offer the majority of our products and services through a network of independent distributors. Our success is dependent upon the ability of these distributors to implement viable marketing initiatives. Many of these distributors may carry products from several different companies. There is a risk that these distributors will give priority to the products of other suppliers. The reduction or loss in sales by one or more of our key distributors, or the inability to attract new distributors, could have a material adverse effect on our business.

(j) We face foreign exchange rate exposure. We will offer payment for our products and services in U.S. dollars except for our Canadian customers who will pay us in Canadian dollars. With the majority of expenses expected to be in Canadian dollars, we will be exposed to fluctuations in foreign exchange rates from both a transactional and translational perspective. There is a risk that foreign exchange rate fluctuations between the Canadian dollar and the U.S. dollar will be disadvantageous to us.

(k) We may be subject to product obsolescence. The markets for our products are characterized by evolving industry standards, technological changes and changing customer needs. The introduction of products embodying new technologies and the emergence of new microchips or software could render our existing products obsolete and unmarketable. Consequently, our success will depend upon our ability to successfully develop and introduce new and enhanced products that evolve with technological and industry developments, industry standards and customer needs. The timing and success of product development is unpredictable due to the inherent uncertainty in anticipating technological developments, difficulties in identifying and correcting design flaws and market acceptance. Any significant delay in releasing new products or enhancements could have a material adverse effect on the success of new products or enhancements that could have a material adverse effect on our business. There is no certainty that we will be able to introduce new products on a timely basis, that such products will achieve any market acceptance or that any such market acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on our business. We will also depend on technology from third parties and should there be any problems or delays, this could have a material adverse effect on our business.

(l) We may be subject to misappropriation of our intellectual property. We have entered into confidentiality and assignment agreements with our employees and contractors, and non-disclosure agreements with outside parties with which we conduct business, in order to limit access to and disclosure of our proprietary information. There is no certainty that these contractual arrangements will protect our intellectual property from misappropriation or deter third party development of similar technologies. We will pursue registration of our trademarks and may license our proprietary rights to third parties. While we will attempt to ensure the quality of our brand names is maintained by distributors and licensees, there is no certainty that such distributors and licensees will not take action that might materially adverse effect our business, operations and financial condition.

The object of our business model is to be a viable, profitable entity. Should one or several of these factors be implemented or become effective, this could adversely affect our objective and as such, place any investment in us at risk.

TRADEMARKS
----------

We will be filing trademark registrations for certain brand names. In addition, we have secured the following Internet names: avidcanada.com, advancedidcorp.com and advancedid.ca. We have also identified additional trademarks and URLs that we plan to register in the immediate future.

EMPLOYEES
---------

We presently have six full-time employees and one part-time employee. We have entered into consulting agreements with six other parties to perform such duties as technical support, marketing and sales.

REPORTS TO SECURITY HOLDERS
---------------------------

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently have an agreement to sub-lease office premises until August 31, 2007. We have committed to leasing approximately 2,304 rentable square feet and are obligated to pay basic rent and operating costs for a total cost of $1,500 per month. The real property utilized by Advanced ID is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage.

ITEM 3.  LEGAL PROCEEDINGS.

There are currently no pending or threatened legal proceedings which involve us or against any of our officers or directors as a result of their capacities with Advanced ID.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

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

                                     Fiscal 2003                                      Fiscal 2002
                             High                     Low                     High                     Low
First Quarter               $0.17                    $0.06                    n/a                      n/a
Second Quarter              $0.36                    $0.09                    n/a                      n/a
Third Quarter               $0.49                    $0.22                    n/a                      n/a
Fourth Quarter              $1.16                    $0.28                    $0.52                    $0.14

HOLDERS
-------

As of March 18, 2004, the approximate number of shareholders of common stock of Advanced ID was 1,602.

DIVIDENDS
---------

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

+---------------------------------+------------------------------+--------------------------------+------------------------------+
|  Plan Category                  |  Number of Securities to be  |  Weighted Average Exercise     |  Number of Securities        |
|                                 |  Issued Upon Exercise of     |  Price of Outstanding Options, |  Remaining Available for     |
|                                 |  Outstanding Options,        |  Warrants and Rights           |  Future Issuance             |
|                                 |  Warrants and Rights         |                                |                              |
+---------------------------------+------------------------------+--------------------------------+------------------------------+
|                                 |  (a)                         |  (b)                           |  (c)                         |
+---------------------------------+------------------------------+--------------------------------+------------------------------+
|  Equity Compensation Plans      |                              |                                |                              |
|  Approved by Security Holders   |                              |                                |                              |
+---------------------------------+------------------------------+--------------------------------+------------------------------+
|  Equity Compensation Plans Not  |  3,500,000(1)                |                                |  2,140,983(2)                |
|  Approved by Security Holders   |                              |                                |                              |
+---------------------------------+------------------------------+--------------------------------+------------------------------+
|  Total                          |  3,500,000                   |                                |  2,140,983                   |
+---------------------------------+------------------------------+--------------------------------+------------------------------+


(1) These shares were authorized in an Employees/Consultants Compensation Plan which was filed on December 19, 2002 with the Securities and Exchange Commission in an S-8 Registration Statement.

(2) Advanced ID issued 1,250,000 shares on February 7, 2003 to a consultant; 99,017 shares on October 22, 2003 to a related party consultant; and 10,000 shares on December 11, 2003 for legal services.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

(i) Fiscal 2002 Transactions
----------------------------

On October 17, 2002, Advanced ID combined with USA Sunrise Beverages, Inc.
(USA), an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of USA and a recapitalization of Advanced ID. USA had then outstanding shares of 10,625,724 and agreed to return 3,623,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares in exchange for the 200 shares outstanding of Advanced ID and $490,614 in debt. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

(ii) Fiscal 2003 Transactions
-----------------------------

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

On October 20, 2003, we issued 100,000 shares of our Common Stock to one of our Directors who exercised 100,000 options at $0.10 per option for total proceeds of $10,000.

On November 18, 2003, we issued 100,000 shares of our Common Stock to one of our Directors who exercised 100,000 options at $0.10 per option for total proceeds of $10,000.


 (iii) Fiscal 2004 Transactions
 ------------------------------

On January 12, 2004, we issued a total of 500,000 shares of our Common Stock to four investors who purchased such shares pursuant to a Section 4(2) subscription agreement.

On January 12, 2004, we issued 25,000 shares of our Common Stock as a finder's fee rendered in connection with the execution of the above noted subscription agreements.

On January 14, 2004, we issued 75,000 shares of our Common Stock for consulting services rendered in connection with corporate communications.

On March 1, 2004, we issued 30,000 shares of our Common Stock for consulting services rendered in connection with financial public relations and business development.

All of the above stock issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND
----------------------------------------------------------------------
DECEMBER 31, 2002.
------------------

The current year's net loss was larger by $286,395 or 383% versus last year due largely to higher operating expenses as explained in detail below.

Revenue
-------

Revenue during the current fiscal year increased by $313,155 or 48% over last year. The increase in revenues is due largely from a higher acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domestic species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

With the continued adoption of permanent tagging of animals and with our focus to expand the use of microchips into the livestock industry, we believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Operating Expenses
------------------

Cost of Revenues

Cost of Revenues for the current year ended increased by $132,202 or 36% over the previous year. The increase in Cost of Revenues is attributed to a higher volume of products sold during Fiscal 2002. All of our products purchased for resale in the companion animal and biological sciences markets are paid for with US Dollars and sold in Canadian Dollars.

Gross Margins

Our gross margins increased from 43% in fiscal 2002 to 48% during fiscal 2003. Our gross margins have improved for the current year because of a weaker US Dollar relative to the Canadian Dollar, and due to larger volume discounts on purchased products.

Selling, General and Administrative

The current year's selling, general and administrative expenses were higher by $416,212 or 113% over last year largely because of $244,184 in higher consulting fees related to the development of our RFID livestock technology, and the development of distribution and manufacturing channels. We also had higher public company expenses of $31,062 which included filing fees, investor relations, transfer agent fees, press releases, audit fees and legal fees, and which was only prevalent in the last quarter of the previous year. Other higher selling, general and administrative expenses during fiscal 2003 resulted from $58,900 in non-cash compensation expense related to a share issuance to a related party (See note 8 to the audited financials). The balance of higher general and administrative expenses during the current year is attributed to $43,247 in higher salary expenses, $23,937 in higher product development expenses and $21,613 in higher marketing expenses offset by lower expenses in other general business expenditures.

Other Income
------------

In December 2002, we entered into a settlement agreement with a former vendor that had filed a claim against us in prior years. We had accrued approximately $50,511 related to this claim in prior years as a note payable. The debt was forgiven in a settlement agreement and recorded as other income in 2002.

Interest Expense
----------------

Interest expense increased by $625 or 2% during the current year over last year due to $8,368 in non-cash interest charges related to a convertible debenture issued on April 28, 2003 (See Note 8 to the audited financials). Excluding this non-cash charge, interest expense decreased due to the conversion of some unsecured notes into common shares during Fiscal 2003 that previously accrued interest and due to the payoff of certain notes during Fiscal 2003.

Liquidity and Capital Resources
-------------------------------

As at December 31, 2003, we had cash and cash equivalents of $60,572.

During the current year ended, net cash used in operating activities was lower by $126,310 or 69% as compared to last year. Cash used by operating activities during the current year resulted primarily from our net loss, higher inventory and higher other current assets offset by depreciation, stock issued for services, non-cash interest, lower receivables, higher accounts payable and accrued liabilities.

For the year ended December 31, 2003, net cash used by investing activities was higher by $13,178 or 355% over the previous year. Cash used by investing activities resulted from our purchase of computer hardware, software and office furniture. We have no commitments for future purchases of capital assets.

For the year ended December 31, 2003, net cash provided by financing activities provided lower cash of $89,614 or 45% as compared to the previous year. During the current year, cash has been provided through advances from a related party, issuance of notes payable and proceeds from the exercise of warrants and options offset by principal payments of notes payable.

Subsequent to December 31, 2003, we secured $250,000 in gross proceeds on January 12, 2004 pursuant to a share subscription agreement with four third party investors. In addition, we secured $1 million in gross proceeds on January 20, 2004 and we have also entered into a term sheet on February 2, 2004 to secure an additional $1 million from the same private equity fund (See Note 10 of the audited financials).

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  Advanced ID Corporation
  Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Advanced ID Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for each year in the two-year period ended December 31, 2003. These financial statements are the responsibility of Advanced ID's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced ID Corporation as of December 31, 2003 and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas

March 18, 2004

                             ADVANCED ID CORPORATION
                           CONSOLIDTATED BALANCE SHEET
                                DECEMBER 31, 2003


                                          ASSETS
CURRENT ASSETS:
   Cash                                                                          $     60,572
   Trade accounts receivable, net of allowance for doubtful accounts of $4,073         35,371
   Other receivables                                                                    7,197
   Inventory                                                                           38,155
   Prepaid expenses                                                                     4,563
                                                                                 ------------
                         Total current assets                                         145,858
FIXED ASSETS, net                                                                      16,290
                                                                                 ------------
                         Total assets                                            $    162,148
                                                                                 ============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Notes payable                                                                 $    137,333
   Advances from related parties                                                       28,465
   Accounts payable                                                                    89,167
   Accrued liabilities                                                                 32,313
                                                                                 ------------
                         Total current liabilities                                    287,278
                                                                                 ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.01 par; 500,000 shares authorized; none issued           --
   Common stock, $0.01 par; 100,000,000 shares authorized;  37,699,168 shares
     outstanding                                                                      376,992
   Additional paid-in capital                                                         652,082
   Accumulated deficit                                                             (1,155,336)
   Accumulated other comprehensive income                                               1,132
                                                                                 ------------
                         Total stockholders' deficit                                 (125,130)
                                                                                 ------------
                         Total liabilities and stockholders' deficit             $    162,148
                                                                                 ============

See accompanying summary of accounting policies and notes to financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002



                                                                   2003            2002
                                                              ------------    ------------
REVENUES                                                      $    962,988    $    649,833
COST OF REVENUES                                                   500,971         368,769
                                                              ------------    ------------
      Gross profit                                                 462,017         281,064

SELLING, GENERAL AND ADMINSTRATIVE EXPENSE                         786,137         369,925
                                                              ------------    ------------

      Loss from operations                                        (324,120)        (88,861)
                                                              ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                                                       --            50,511
   Interest expense                                                (37,082)        (36,457)
                                                              ------------    ------------
                                                                   (37,082)         14,054
                                                              ------------    ------------

      Net loss                                                $   (361,202)   $    (74,807)
                                                              ============    ============


      Basic and diluted loss per share                        $      (0.01)   $       --
                                                              ============    ============

      Basic and diluted weighted average shares outstanding     36,618,904      29,439,561
                                                              ============    ============


See accompanying summary of accounting policies and notes to financial statements.

                             ADVANCED ID CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                                                                                                        Total
                                                                     Additional      Accumulated                    Stockholders'
                                                                      Paid -in      Comprehensive      Retained        Equity
                                            Common Stock              Capital          Income          Deficit        (Deficit)
                                            ------------              -------          ------          -------        ---------
                                       Shares         Amounts
                                       ------         -------

BALANCE, December 31, 2001             28,000,000         280,000        (279,862)          59,509        (719,327)      (659,680)
Comprehensive loss:
   Net loss                                     -               -               -                -         (74,807)       (74,807)
   Foreign currency                             -               -               -           (4,171)              -         (4,171)
                                                                                                                    --------------
      Total comprehensive loss                  -               -               -                -               -        (78,978)
                                                                                                                    -------------

Contribution to capital for debt
forgiven                                        -               -         505,724                -               -        505,724

Reverse Acquisition                     7,000,999          70,010         (70,010)               -               -              -
                                    -------------  --------------  --------------- ---------------  --------------  -------------
BALANCE, December 31, 2002             35,000,999  $      350,010  $      155,852  $        55,338  $     (794,134) $    (232,934)
                                    =============  ==============  ==============  ===============  ==============  =============

Comprehensive loss:
   Net loss                                     -               -               -                -        (361,202)      (361,202)
   Foreign currency                             -               -               -          (54,206)              -        (54,206)
                                                                                                                    -------------
      Total comprehensive loss                  -               -               -                -               -       (415,408)
                                                                                                                    --------------

Shares issued for:

   Services                             2,178,169          21,782         213,932                -               -        235,714

   Options/Warrants Exercised             520,000           5,200          46,800                -               -         52,000

Note Payable Discount                           -               -          37,641                -               -         37,641

Conversion of Debt to Equity                    -               -         197,857                -               -        197,857
                                    -------------  --------------  --------------  ---------------  --------------  -------------
BALANCE, December 31, 2003             37,699,168  $      376,992  $      652,082  $         1,132  $   (1,155,336) $    (125,130)
                                    =============  ==============  ==============  ===============  ==============  =============



See accompanying summary of accounting policies and notes to financial statements.

                             ADVANCED ID CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                   2003         2002
                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(361,202)   $ (74,807)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   4,310           --
         Stock issued for services                                                 235,714           --
      Inventory allowance                                                               --       30,000
         Non-Cash interest                                                           8,368           --
      Debt forgiveness                                                                  --      (50,511)
      Change in assets and liabilities:
         Trade accounts receivable                                                  12,304      (29,902)
         Other receivables                                                           4,761      (11,958)
         Inventory                                                                  (2,118)      (6,261)
         Other current assets                                                       (2,007)        (647)
         Accounts payable                                                           37,862      (35,991)
         Accrued liabilities                                                         4,571       (3,670)
                                                                                 ---------    ---------
Net cash used in operating activities                                              (57,437)    (183,747)
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                        (16,889)      (3,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related party                                                    50,000          --
   Proceeds from notes payable                                                      41,127      205,763
     Proceeds from Options/Warrants Exercised                                       52,000          --
   Principal payments on notes payable                                             (32,043)      (5,065)
                                                                                 ---------    ---------
Net cash provided by financing activities                                          111,084      200,698
                                                                                 ---------    ---------


Effect of Exchange Rate Changes on Cash                                            (12,602)         427
                                                                                 ---------    ---------

NET DECREASE IN CASH                                                                24,156       13,667

CASH AND CASH EQUIVALENTS, beginning of year                                        36,416       22,749
                                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                                           $  60,572    $  36,416
                                                                                 =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                           $  26,292    $  35,821

NON CASH FINANCING ACTIVITIES:
   Debt exchanged for common stock in reverse acquisition                        $ 197,857    $ 505,724



See accompanying summary of accounting policies and notes to financial statements.

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity
----------------

Advanced ID Corporation (Advanced ID) was incorporated in South Dakota on August 13, 1990. Advanced ID is in the business of marketing radio frequency identification devices (RFID) and proprietary software for the purpose of identifying animals in the companion animal and biological sciences sectors. Advanced ID is a re-seller of products manufactured by Avid Marketing Inc. and its revenues are generated throughout Canada. Advanced ID has also developed RFID technology for the global livestock industry with commercialization of such products expected for fiscal 2004.

Principles of consolidation
---------------------------

All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventory
---------

Inventory consists of finished goods held for resale and is recorded at the lower of cost or net realizable value. Cost is determined on a first in-first out basis. In 2002, Advanced ID recorded an allowance for obsolete inventory of $30,000.

Cash and Cash Equivalents
-------------------------

For the purposes of presenting cash flows, Advanced ID considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Foreign Currency Translation
----------------------------

As nearly all operations are conducted in Canada, the Canadian dollar is the functional currency. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2003. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' deficit.

Revenue Recognition
-------------------

Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product or performance of services

An allowance for doubtful accounts is provided based on credit experience.

Long-lived Assets
-----------------

Fixed assets are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the two to five year estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Income Taxes
------------

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

Loss Per Common Share
---------------------

Advanced ID is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications
-----------------

Certain 2002 amounts have been reclassified to conform to 2003 presentation.

Recent Accounting Pronouncements

Advanced ID does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Stock Options
-------------

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Advanced ID recognized $58,000 and $0 of compensation in 2003 and 2002, respectively under APB No. 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma compensation expense may not be representative of

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years.


On April 2, 2003, Advanced ID's board of directors approved the issuance of options to acquire 850,000 shares of common stock at $0.10 per share to four directors. The options vest 50% on October 17, 2003 and 50% on October 17, 2004. As of December 31, 2003, 200,000 of such options were exercised leaving a balance of 650,000.

The following table illustrates the effect on net income and earnings per share if Advanced ID had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                               Twelve Months Ended
                                                                                   December 31,
                                                                                   ------------
                                                                             2003               2002
                                                                        ---------------    --------------

                Net loss, as reported                                   $     (361,202)    $      (74,807)
                                                                        ==============     ==============

             Deduct: Total stock-based employee
             compensation expense determined under the
             fair value based method for all awards                            (37,773)                 -
                                                                        --------------     --------------
                Pro forma net loss                                      $     (398,975)    $      (74,807)
                                                                        ==============     ==============

                Pro forma net loss per share:
                Basic and diluted - as reported                         $           (0.01) $        (0.00)
                                                                        =================  ==============
                Basic and diluted - pro forma                           $           (0.01) $        (0.00)
                                                                        =================  ==============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 5 years.



NOTE 2 - REVERSE ACQUISITION

On October 17, 2002 Advance ID combined with USA Sunrise Beverages, Inc. (USA), an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of USA and a recapitalization of Advanced ID. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares in exchange for 100% of the outstanding shares of Avid Canada Corporation. Avid Canada's majority stockholder forgave $505,724 in debt which is reflected as a capital contribution in the accompanying statement of stockholders' equity.

During 2003, Advanced ID recorded $197,857 of notes payable as contributed capital related to the reverse acquisition. The debt was with the former parent company of Avid Canada Corporation and was in dispute at December 31, 2002. During 2003, Advanced ID reached an agreement with Avid's former parent and recorded the reduction of notes payable as an increase in additional paid in capital.

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2003 consists of the following:


       Note payable, bearing interest at 1.5% per month, unsecured and due
           on demand.                                                                  $       70,747
       Notes payable to two individuals bearing interest at 2% per month,
           unsecured and due on demand.                                                        62,717
       Note payable to third party bearing no interest, unsecured and due
           on demand.                                                                           3,869
                                                                                       --------------
                                                                                       $      137,333
                                                                                       ==============


NOTE 4 - COMMON STOCK

In December 2002, Advanced ID created the 2002 Professional/Employee/Consultant Stock Compensation Plan. The purpose of the plan is to provide compensation in the form of common stock to individuals providing services to Advanced ID. The plan provides up to 3,500,000 shares of common stock to be issued at the discretion of the Board of Directors. During 2003, Advanced ID issued 2,178,169 shares of common stock valued at $235,714 using the stock price on the date issued to the following: 1,250,000 to a third party consultant, 728,169 shares to two members of the board of directors for consulting services, 190,000 to the chief financial officer as consideration for becoming an employee, and 10,000 shares for legal services.

Advanced ID issued 320,000 shares of common stock during 2003 related to the exercise of warrants, resulting in proceeds totaling $32,000.

Advanced ID issued 200,000 shares of common stock during 2003 related to the exercise of options, resulting in proceeds totaling $20,000.



NOTE 5 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately $988,000 at December 31, 2003, and will expire in various years through 2022. Advanced ID recorded an increase in the valuation allowance of $143,000 and $16,000 for the years ended December 31, 2003 and 2002, respectively.

Deferred income taxes consist of the following at December 31, 2003:

                                            2003
                                       ---------------
Long-term:
   Deferred tax assets                 $      336,000
   Valuation allowance                       (336,000)
                                       --------------
                                       $           --
                                       ==============

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS

Consulting Agreement

On May 21, 2002, Advanced ID entered into a consulting agreement with a member of the board of directors related to the development of the company's various RFID products. The agreement is for three years with compensation determined based on hours worked at $175 per hour. The agreement also gives the director the right to purchase up to 320,000 shares of Advanced ID common stock at $0.10 per share. The warrants vest immediately and the right to purchase these shares expires June 2004. Such warrants were exercised on October 17, 2003. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield and expected volatility of 0.001%; risk-free interest rate of 4.0%, and an expected life of 2 years. No compensation cost was recognized related to these warrants because the fair value calculated was $0.

Employment Agreement

On February 28, 2001, Advanced ID entered into an employment agreement with the President and Chief Operating Officer for a period of three years and eleven months with an annual salary of $62,000. In addition, Advanced ID was required to issue 500,000 shares of Advanced ID common stock in conjunction with the reverse acquisition discussed in Note 2. As of December 31, 2003, 500,000 shares have been issued.

Operating Lease

Advanced ID entered into a sub-lease on June 1, 2003 for 2,304 square feet of office space with such term expiring August 31, 2007. Total rent expense for 2003 and 2002 was approximately $23,930 and $28,534, respectively.

At December 31, 2003, future minimum lease payments under this operating lease are as follows:



        2004                                            $       18,000
        2005                                                    18,000
        2006                                                    18,000
        2007                                                    12,000
                                                        --------------
                                                        $       66,000
                                                        ==============

NOTE 7 - STOCK OPTIONS AND WARRANTS

Options:

On April 2, 2003 pursuant to Advanced ID's Stock Option and Incentive Plan (the "Plan"), Advanced ID's board of directors approved the issuance of options to acquire 850,000 shares of common stock at $0.10 per share to four directors. Under the Plan, Advanced ID is allowed to issue options up to 10% of the issued and outstanding Common Stock of the Company. The options vest 50% on October 17, 2003 and 50% on October 17, 2004.

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table summarizes stock option activity:

Outstanding, January 1, 2003                                              -
Granted                                                             850,000
Canceled or expired                                                       -
Exercised                                                          (200,000)
                                                             --------------
Outstanding, December 31, 2003                                      650,000
                                                             ==============
Exercisable at December 31, 2003                                    650,000
                                                             ==============
Weighted-average grant-date fair value of
   options, granted during the year                          $       .0762
                                                             =============
Weighted-average remaining, years of contractual life                    9
                                                             =============


Warrants:

During 2003, Advanced ID issued warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share in conjunction with a $50,000 note payable. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value on the date issued. The fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 2 years

On May 21, 2002, Advanced ID entered into a consulting agreement with a member of the board of directors related to the development of various RFID products of Advanced ID. Included in the agreement was a warrant to purchase 320,000 shares of Advanced ID common stock at $0.10 per share. The options vest immediately and the right to purchase these shares expire June 2004. The fair value of the option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield and expected volatility of 0.001%; risk-free interest rate of 4.0%, and an expected life of 2 years. No compensation cost was recognized related to these options because the fair value calculated was $0. On October 17, 2003, the warrants were exercised and Advanced ID received proceeds totaling $32,000.

As of December 31, 2003, Advanced ID only had the 250,000 warrants noted above outstanding. These warrants expire on April 28, 2006.



NOTE 8 - RELATED PARTY TRANSACTIONS

Advances from related parties includes an unsecured advance from Advanced ID's President totaling approximately $7,738.

On April 28, 2003, Advanced ID signed a convertible debenture agreement with a Director. The lender provided a loan for $100,000, with $50,000 received upon execution and the balance to be received upon approval by the Canadian Cattle Identification Agency for Advanced ID's livestock RFID tag. At December 31, 2003, Advanced ID had received $50,000 under the agreement. The balance is due on April 28, 2006 and bears interest at 10% per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants. The discount is being amortized over the term of loan. During the twelve months ended December 31, 2003, Advanced ID recorded $8,368 of interest expense related to the discount on the note. The net balance of the note at December 31, 2003 was $20,727.

Advanced ID paid consulting fees to members of the board of directors totaling approximately $119,833 in 2003 of which $96,814 was paid through the issuance of common stock.

On October 9, 2003, 190,000 shares of our Common Stock were issued to one of our Officers as consideration for his agreement to join Advanced ID. Advanced Id recorded $58,900 of expense in 2003 for the issuance of the stock based on the closing price on the date issued.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2003 and 2002, amounts due from Canadian customers which exceeded 10% of trade accounts receivables amounted to an aggregate of $29,654 from three customers and $36,695 from three customers, respectively.

Four customers accounted for 15%, 15%, 14% and 11%, respectively, of total revenues in 2003 and four customers accounted for 30%, 18%, 16% and 10%, respectively, of total revenues in 2002.

Two suppliers accounted for 100% of total purchases of inventory for both 2003 and 2002.


NOTE 10 - SUBSEQUENT EVENTS

On January 12, 2004, Advanced ID issued a total of 500,000 shares of our Common Stock to four third party investors for $250,000 and warrants to acquire 122,500 shares of common stock at $1.00 per share. The warrants have a three year life.

On January 14, 2004, Advanced ID issued 75,000 shares of our Common Stock for consulting services rendered in connection with corporate communications. The shares will be valued based on the closing price on the date issued and expensed.

On January 20, 2004, Advanced ID, AIDO Acquisition, Inc., a Hawaii corporation and a wholly-owned subsidiary of Advanced ID, and Universal Pet Care, Inc., a Hawaii corporation ("UPC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on January 20, 2004. As a result of the Merger, UPC became a wholly-owned subsidiary of Advanced ID and all outstanding shares of UPC's capital stock held by its sole stockholder were converted into 100 shares of Advanced ID common stock. UPC is a private, development stage company formed to pursue opportunities related to identifying and tracking companion animals utilizing radio frequency identification microchips. As of January 20, 2004, UPC had immaterial assets and liabilities other than its obligations under and proceeds from the debentures described below.

Immediately prior to the Merger, UPC entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of January 20, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Denver, Colorado ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $1,000,000 were issued for gross proceeds of $1,000,000 in cash (the "Debentures"). Each of the Debentures has a maturity date of January 20, 2009, subject to earlier

                             ADVANCED ID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, Advanced ID has assumed the rights and obligations of UPC in the private placement, including gross proceeds raised through the sale of the Debentures, the Note issued by HEM to UPC, and UPC's obligations under the Debentures and Purchase Agreement.

As a result of the Merger, $995,500 in principal amount of the First Debenture is now convertible into unrestricted shares of Advanced ID common stock (the "Common Stock") at a conversion price that is the lower of $0.95 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. $4,500 in principal amount of the Second Debenture is also now convertible into unrestricted shares of Common Stock at a conversion price of $0.01 per share. In February 2004, the $4,500 debenture was converted into 450,184 shares of common stock and $400,000 of the $995,000 debenture was converted into 800,504 shares of common stock.

The conversion price and number of shares of Common Stock issuable upon conversion of the First and Second Debenture (the "Debentures") is subject to adjustment for stock splits, stock dividends, combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, Advanced ID has placed 50,000,000 shares of Common Stock into escrow for potential issuance to HEM upon conversion of the Debentures.

The Debentures may never be converted into an aggregate of more than 3,000,000 shares of Common Stock unless Advanced ID elects to increase the number of shares held in escrow and obtains any required stockholder approval in accordance with the rules and regulations of such exchange or market on which Advanced ID's common stock is then listed. If the conversion rate of the Debentures would require Advanced ID to issue more than an aggregate of 3,000,000 shares of Common Stock upon conversion of the Debentures and Advanced ID has not elected to increase the number of shares held in escrow (or fails to obtain any required stockholder approval for such proposed increase), Advanced ID will be required to redeem the unconverted amount of the Debentures for 125% of the principal amount thereof, plus accrued and unpaid interest.

In addition, the Debentures may not be converted if after such conversion the holder would beneficially own more than 5% of Advanced ID's then outstanding Common Stock, unless HEM waives this limitation by providing Advanced ID 75 days prior notice.

Advanced ID has the right to redeem the Debentures, in whole or in part, at any time upon 30 days advanced notice for 125% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any the Debentures are outstanding, Advanced ID receives debt or equity financing in an amount equal to or exceeding Five Million dollars ($5,000,000), Advanced ID is required to redeem the Debentures for 150% of the amount of the then outstanding Debentures, less the amount of the Note if not then repaid. If trading in the Common Stock is suspended on such stock exchange or market upon which the Common Stock is then listed for trading (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than 10 trading days, or if the Common Stock is de-listed from the stock exchange or market on which it is then traded and not re-listed on another exchange or market, Advanced ID shall redeem all then outstanding Debentures and any shares of Common Stock held by HEM through prior conversions at an aggregate purchase price as determined in the manner set forth in the Purchase Agreement. Advanced ID would owe any interest penalty of 8% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between Advanced ID and our accountants as to matters which require disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of March 8, 2004 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND OFFICERS
----------------------

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

NAME AND ADDRESS                                     AGE      POSITIONS HELD                     SINCE
Barry Bennett, Calgary, Alberta                      54       Director, President & CEO          October 2002
Seymour Kazimirski, Honolulu, Hawaii                 56       Director                           October 2002
Che Ki Li, Shenzhen, China                           56       Director                           May 2003
Hubert Meier, Kowloon, Hong Kong                     57       Director                           February 2003
Todd Noble, Calgary, Alberta                         40       Director, CFO & Secretary          October 2002

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS
---------------------------------------------

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

Seymour Kazimirski - Director. In 1995, Mr. Kazimirski established Hawaii Pet Care Alliance which is involved in radio frequency identification for companion animals, and where he continues to serve as President. From 1995 to 1998, Mr. Kazimirski consulted to AVID Inc., a manufacturer of radio frequency identification microchips and readers. In 1993, Mr. Kazimirski established Global Consulting which houses his consulting operations that specializes in finance, administration and marketing. From 1980 to 1993, Mr. Kazimirski established Florexotica Inc. where he was involved in the import/export of Asian products.

Che Ki Li - Director. Mr. Li is Chairman of the Board and Managing Director of Guide Trend Technology Company which he founded in 1980. Guide Trend is a leading technology plastic manufacturer serving global companies such as Siemens, Philips, Marantz, Denon, Daewoo, Bang & Olufsen and Minolta. Guide Trend has over 500 employees operating in an 11,000 square meter facility that is ISO and UL certified.

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

Todd Noble, B.Comm., B.A., CFA - Director & CFO. Mr. Noble's work experience includes being the CFO from July 2000 to May 2003 for GiveMePower Corporation, an OTC bulletin board company in the field of software technology. Mr. Noble was also a consultant specializing in finance, treasury, cash management and hedging from December 1998 to July 2000. From September 1997 to November 1998, Mr. Noble was the Treasurer of The Forzani Group Ltd., a national retailer listed on the Toronto stock exchange. From August 1994 to August 1997, Mr. Noble was the Treasury Manager of Agrium Inc., an international fertilizer producer listed on the New York stock exchange.

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

ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

+-------------------------------------------------------------------------------------------------------------------------+
| SUMMARY COMPENSATION TABLE                                                                                              |
+----------------------------------------------------------------+--------------------------------------------------------+
|                                                                | Long-Term Compensation                                 |
+----------------------+-----------------------------------------+------------------------------+-------------------------+
|                      | Annual Compensation                     | Awards                       | Payouts                 |
+----------------------+---------+-----------+-------------------+-----------+------------------+-------------------------+
|(a)        |   (b)    | (c)     |   (d)     | (e)               | (f)       |  (g)             |  (h)       (i)          |
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+
|Name and   |          |         |           | Other             |Restricted | Securities       |          |              |
|Name and   |          | Annual  |   Annual  | Annual            |Stock      | Underlying       |LTIP      | All Other    |
|Principal  | Fiscal   | Salary  |   Bonus   | Compensation      |Awards     | Options/SARs     |Payouts   | Compensation |
|Position   |  Year    | ($)     |   ($)     | ($)               |($)        | (#)              |($)       | ($)          |
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+
|Barry      |  2003    | $62,000 |   $0      | $0                |$0         | 250,000          |$0        | $0           |
|Bennett,   |  2002    | $62,000 |   $0      | $0                |$0         |       0          |$0        | $0           |
|CEO        |  2001    | $62,000 |   $0      | $0                |$0         |       0          |$0        | $0           |
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+
|Todd       |  2003    | $52,000 |   $0      | $0                |$0         | 200,000          |$0        | $0           |
|Noble,     |  2002    | $32,000 |   $0      | $0                |$0         |       0          |$0        | $0           |
|CFO        |  2000    | $0      |   $0      | $0                |$0         |       0          |$0        | $0           |
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2003, the number and percentage of outstanding shares of Advanced ID common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.


(I) PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK
------------------------------------------------------------------------

Name of Beneficial Owners                   Number of Common Stock Beneficially Owned            Percentage of Ownership1

Heritage Ventures Ltd.                                      15,928,540                           42.3%

(II) DIRECTORS OF ADVANCED ID
-----------------------------

Name of Beneficial Owners                   Number of Common Stock Beneficially Owned            Percentage of Ownership1
Barry Bennett                                                           501,000                     1.3%
Seymour Kazimirski                                                      955,669                     2.5%
Che Ki Li                                                               100,000                     0.3%
Hubert Meier                                                            640,000                     1.7%
Todd Noble                                                              200,000                     0.5%

(III) OFFICERS OF ADVANCED ID
-----------------------------

Name of Beneficial Owners                   Number of Common Stock Beneficially Owned            Percentage of Ownership1

Barry Bennett                                                           501,000                     1.3%
Todd Noble                                                              200,000                     0.5%


(IV) DIRECTORS AND OFFICERS OF ADVANCED ID AS A GROUP
-----------------------------------------------------

Name of Beneficial Owners                   Number of Common Stock Beneficially Owned            Percentage of Ownership1

Directors and Officers                                                2,396,669                     6.4%


1 Based upon 37,699,168 issued and outstanding as of March 18, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BARRY BENNETT
-------------

Advances from related parties include an unsecured advance from Barry Bennett, Advanced ID's president and director, totaling approximately $7,138.

HERITAGE VENTURES LTD.
----------------------

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

SEYMOUR KAZIMIRSKI
------------------

In addition to being a director of Advanced ID, Mr. Kazimirski also provides consulting services to Advanced ID for the purposes of assisting with product and market development. For fiscal 2003, Mr. Kazimirski was paid consulting fees totaling $76,930 of which $64,814 was paid in the form of common stock of Advanced ID based on current market prices. This equated to a total of 408,169 shares.

HUBERT MEIER
------------

In addition to being a director of Advanced ID, Mr. Meier also provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. For fiscal 2003, Mr. Meier was paid consulting fees totaling $42,903 of which $32,000 was paid in the form of common stock of Advanced ID based on current market prices. This equated to a total of 320,000 shares.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (3)      Articles of Incorporation, By-Laws and Stock Option Plan.

                  (i)      Articles of Incorporation.1
                  (ii)     By-Laws. 1
                  (iii)    Stock Option and Incentive Plan. 2

         (10)     Material Contracts.

                  (i)      None.

         (11)     Statement of Computation of Per Share Earnings. 2

                  This Computation appears in the Financial Statements.

         (21)     Subsidiaries of the Registrant.

                  (i) AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.

                  (ii) Universal Pet Care, Inc., a Hawaii private company incorporated on August 25, 1994 is wholly owned by the registrant.

         (31)     CEO and CFO Certifications. 2

         (32)     CEO and CFO Certifications Pursuant to Sarbanes-Oxley Act. 2

1  Filed previously on Form 10-KSB dated April 28, 1999.
2  Filed herewith.


(b) Reports on Form 8-K.

On November 1, 2002, we filed a Form 8-K to announce our reverse merger transaction between USA Sunrise Beverages, Inc. and AVID Canada Corporation. An amendment to this Form 8-K was filed on January 22, 2003 to disclose the audited financials pursuant to this transaction.

On January 3, 2003, we filed a Form 8-K to change our auditors to Malone & Bailey, PLLC. The decision to change auditors was made pursuant to the reverse merger transaction.

On February 10, 2004, we filed a Form 8-K to announce that Advanced ID Corporation, AIDO Acquisition, Inc., a Hawaii corporation and a wholly-owned subsidiary of Advanced ID, and Universal Pet Care, Inc., a Hawaii corporation, entered into an Agreement and Plan of Merger.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $16,650 and $13,500 from Malone & Bailey, PLLC for the 2003 and 2002 fiscal years respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees. We incurred aggregate tax fees and expenses of $275 and $0 from Malone & Bailey, PLLC for the 2003 and 2002 fiscal years respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Malone & Bailey, PLLC during fiscal 2003 or fiscal 2002. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Malone & Bailey, PLLC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Advanced ID Corporation
(Registrant)

By: /s/ Barry Bennett                                         Dated: March 19, 2004
Barry Bennett
Director, Chief Executive Officer and President
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ Todd D. Noble                                         Dated: March 19, 2004
Todd D. Noble
Chief Financial Officer and Secretary
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Barry Bennett                                      By:    /s/ Seymour Kazimirski
         Barry Bennett, Director                                       Seymour Kazimirski, Director
         March 19, 2004                                                March 19, 2004


By:      /s/ Che Ki Li                                          By:    /s/ Hubert Meier
         Che Ki Li, Director                                           Hubert Meier, Director
         March 19, 2004                                                March 19, 2004


By:      /s/ Todd Noble
         Todd Noble, Director
         March 19, 2004