Form 10QSB
period 2004-03-31
ADVANCED ID CORP
filed 2004-05-13
CIK 1005356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

               |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

               |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

--------------------------------------------------------------------------------

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

Yes  | |     No  |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2004 there were 39,579,856 shares of Class "A" common stock issued and outstanding.

                             ADVANCED ID CORPORATION
                                   FORM 10-QSB

                   FOR THE FIRST QUARTER ENDED MARCH 31, 2004

--------------------------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      a.    Consolidated Balance Sheet as of March 31, 2004 and December 31,
            2003

      b. Consolidated Statement of Operations for the Three Months Ended March 31, 2004 and 2003

      c. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003

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

                             ADVANCED ID CORPORATION
                                  BALANCE SHEET

                                                               March 31,   December 31,
                                                                 2004           2003
                                                             -----------    -----------
                                                             (Unaudited)

      ASSETS

Current assets
  Cash                                                       $ 1,105,122    $    60,572
  Trade accounts receivable, net of allowance for doubtful
    accounts of $4,415                                            17,335         35,371
  Other receivables                                                5,988          7,197
  Inventory                                                       43,640         38,155
  Prepaid expenses                                                 4,500          4,563
                                                             -----------    -----------
    Total current assets                                       1,176,585        145,858

Fixed Assets, net                                                 20,540         16,290
                                                             -----------    -----------
    Total assets                                             $ 1,197,125    $   162,148
                                                             ===========    ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                              $   119,003    $   137,333
  Convertible debentures, net                                     23,351             --
  Advanced from related parties                                   29,474         28,465
  Accounts payable                                                67,828         89,167
  Accrued liabilities                                             31,110         32,313
                                                             -----------    -----------
    Total current liabilities                                    270,766        287,278
                                                             -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized none issued                                            --             --
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 88,659,168 and 37,699,168 shares issued;
    39,579,856 and 37,699,168 shares issued                      395,799        376,992
    and outstanding
  Additional paid-in capital                                   2,374,209        652,082
  Accumulated deficit                                         (1,840,129)    (1,155,336)
  Accumulated other comprehensive income                          (3,520)         1,132
                                                             -----------    -----------
    Total Stockholders' Equity (Deficit)                         926,359       (125,130)
                                                             -----------    -----------

Total liabilities and stockholders' equity (deficit)         $ 1,197,125    $   162,148
                                                             ===========    ===========

                             ADVANCED ID CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                 2004           2003
                                                             -----------    -----------
Revenues                                                     $   188,303    $   221,815

Cost of revenues                                                  84,179        103,443
                                                             -----------    -----------
  Gross profit                                                   104,124        118,372

Research and development expense                                  23,691          4,493
General, administrative and selling expense                      323,499        189,973
                                                             -----------    -----------
  Operating loss                                                (243,066)       (76,094)

Interest expense                                                (441,726)        (8,303)
                                                             -----------    -----------
Net loss                                                        (684,792)       (84,397)
                                                             -----------    -----------
Other comprehensive loss:
  Foreign currency translation                                    (4,653)       (19,387)
                                                             -----------    -----------
Comprehensive loss                                           $  (689,445)   $  (103,784)
                                                             ===========    ===========
Basic and diluted net loss per share                         $     (0.00)   $     (0.00)
                                                             ===========    ===========
Weighted average shares outstanding                           38,948,236     35,153,777
                                                             ===========    ===========

                             ADVANCED ID CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                 2004           2003
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (684,792)   $   (84,397)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                                 1,384             88
      Stock issued for services                                  117,000         75,000
      Non-cash interest                                          429,920             --
        Changes in assets and liabilities:
          Accounts receivable                                     18,037        (58,075)
          Other current assets                                    (4,214)       (18,974)
          Accounts payable and accrued expenses                  (22,542)        39,055
                                                             -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                         (145,207)       (47,303)
                                                             -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                           (5,634)            --
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Convertible Debenture                          1,000,000             --
  Proceeds from Subscription Agreement                           250,000             --
  Payments on notes payable                                      (49,956)        (2,974)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                           1,200,044         40,174
                                                             -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                   (4,653)       (11,988)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                1,044,550        (19,117)
Cash, beginning of period                                         60,572         36,416
                                                             -----------    -----------
Cash, end of period                                          $ 1,105,122    $    17,299
                                                             ===========    ===========

                             ADVANCED ID CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

Recent Accounting Pronouncements:

Advanced ID does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - CONVERTIBLE DEBENTURES

Advanced ID raised $1,000,000 in cash during the three months ended March 31, 2004 through the issuance of convertible debentures. The transaction was structured as follows:

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

      Immediately prior to the Merger, UPC entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of January 20, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Denver, Colorado ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $1,000,000 were issued for gross proceeds of $1,000,000 in cash (the "Debentures"). Each of the Debentures has a maturity date of January 20, 2009, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, Advanced ID has assumed the rights and obligations of UPC in the private placement, including gross proceeds raised through the sale of the Debentures, the

      Note issued by HEM to UPC, and UPC's obligations under the Debentures and Purchase Agreement.

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

The note bears interest at 1%; therefore Advanced ID discounted the payments due under the agreement using a discount rate of 18% percent and recorded a discount to the note totaling $562,891. This discount will be amortized over the term of the note as interest expense.

In addition, under generally accepted accounting principles, Advanced ID is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The debt discount recorded related to the beneficial conversion feature was $437,109. This debt discount will be amortized and charged to interest expense over the term of debenture agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require Advanced ID to expense the unamortized balance of the debt discount in full.

In February 2004, $404,500, or 40.5%, was converted into 1,250,688 shares of Advanced ID common stock. The Company recorded interest expense of $398,250 on the date of the conversion related to 40.5% of the unamortized discount.

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2004, Advanced ID issued a total of 1,880,668 shares of common stock.

On January 12, 2004, Advanced ID issued a total of 500,000 shares of Common Stock to four investors for cash proceeds totaling $250,000. In connection with the sale of the 500,000 shares of common stock, Advanced ID issued warrants to acquire 122,500 shares of common stock at $1.00 per share. In addition, 25,000 shares of common stock were issued as a finders fee related to the stock sales. No expense was recorded in the quarter related to the issuance of these warrants or common stock because the issuances related to cost of fund raising.

On January 14, 2004 and March 1, 2004, Advanced ID issued 75,000 and 30,000 shares, respectively, of Common Stock for consulting services rendered in connection with corporate communications. Advanced ID recorded non-cash compensation expense of $117,000 related to these shares. The shares were valued based on the closing price on the date issued.

On February 4, 2004, Advanced ID issued 450,184 shares of Common Stock related to the conversion of the $4,500 debenture plus accrued interest.

On February 12, 2004, Advanced ID issued 800,504 shares of Common Stock related to the conversion of $400,000 of the $995,500 debenture plus accrued interest.


NOTE 4 - SUBSEQUENT EVENTS

On April 1, 2004, Advanced ID issued 30,000 shares of Common Stock for consulting services rendered in connection with corporate communications. The shares will be valued based on the closing price on the date issued and expensed.

On May 1, 2004, Advanced ID issued 30,000 shares of Common Stock for consulting services rendered in connection with corporate communications. The shares will be valued based on the closing price on the date issued and expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2004 and 2003

The current quarter's net loss was larger by $600,395 versus last year's comparable quarter. Reasons for the larger net loss during the current quarter was largely due to the non-cash interest charge of $429,920 as well as higher general and administrative expenses, higher research and development expenses, higher interest expense and lower revenues. The specific details of these changes are discussed below.

Revenues

Revenues during the current quarter decreased by $33,512 or 15% over the comparable period last year. The decrease in Revenues is due largely from a one-time customer order received in March 2003 and which was valued at $37,287. Excluding this one-time order, our Revenues increased by $3,775 or 2% for the quarter ended March 31, 2004 as compared to the previous quarter. This increase in Revenues was due to a continued acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domesticated species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

Cost of Revenues

Cost of Revenues for the current quarter ended decreased by $19,264 or 19% over the previous year's comparable period. The decrease in Cost of Revenues is attributed to a lower volume of products sold.

Gross Margins

Our Gross Margins increased from 53% to 55% during the current quarter as compared to the same period in the previous year. Our gross margins have improved for the current three month period because of a weaker US Dollar relative to the Canadian Dollar. All of our products purchased for resale are paid for in US Dollars and sold in Canadian Dollars.

Research and Development

Research and development expenses increased by $19,198 or 427% for the current quarter as compared to last year's comparable period. This increase is due to development fees associated with completion of a second generation RFID tag for large livestock and for the development of a first generation RFID tag for small to medium livestock.

General and Administrative

The current quarter's general and administrative expenses were higher by $133,526 or 70% over last year's comparable period largely because of $39,864 in higher professional fees related to the Agreement and Plan of Merger (See Note
2); $21,273 in higher consulting fees related to the development of new distribution channels for our livestock RFID tags; $25,646 in higher salaries due to the addition of new staff; $30,250 in financing fees; $117,000 attributed to shares issued for consulting services and funding; $5,031 in higher marketing expenses offset by a one-time charge of $75,000 in the previous year's quarter related to shares issued for consulting services plus other general business expenditures.

Interest Expense

During the current quarter, interest expense increased by $433,420 or 5,218% when compared to the same quarter last year. The increase in interest expense is attributed to $429,920 in non-cash interest related to the discount on the Debentures and $3,138 in non-cash interest related to a Note Payable owing to one of our Directors. Cash interest expense totaled $8,668 for the current quarter ended and is attributed to our outstanding notes payable.

Liquidity and Capital Resources

As at March 31, 2004, we had cash and cash equivalents of $1,105,122.

During the current three months ended, net cash used in operating activities was higher by $97,904 or 207% as compared to last year's comparable period. Cash used by operating activities during the current year resulted primarily from our net loss, higher other current assets and lower accounts payable offset by stock issued for services, depreciation expense, non-cash interest and lower accounts receivable.

For the current three months ended, net cash used by investing activities was higher by $5,634 versus $0 during the prior year's comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software.

For the three month period ended March 31, 2004, net cash provided by financing activities provided higher cash of $1,159,870 or 2,887% as compared to the previous year's comparable period. During the current three month period, cash has been provided through proceeds from a convertible debenture related to the Agreement and Plan of Merger (See Note 2) plus proceeds raised from a subscription agreement offset by payments on notes payable.

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

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On April 1, 2004, we issued 30,000 shares of our Common Stock for consulting services rendered in connection with financial public relations and business development.

On May 1, 2004, we issued 30,000 shares of our Common Stock for consulting services rendered in connection with financial public relations and business development.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (3)   Articles of Incorporation, By-Laws and Stock Option Plan.

            (i)   Articles of Incorporation. (1)
            (ii)  By-Laws. (1)
            (iii) Stock Option and Incentive Plan. (1)


      (10)  Material Contracts.

            (i)   Bennett Employment Agreement. (2)
            (ii)  Noble Employment Agreement. (2)

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

      (31)  CEO and CFO Certifications. (2)

      (32)  CEO and CFO Certifications Pursuant to Sarbanes-Oxley Act. (2)

(1)  Filed previously.
(2)  Filed herewith.

(b)   Reports on Form 8-K

      On February 10, 2004, we filed a Form 8-K to announce that Advanced ID Corporation, AIDO Acquisition, Inc., a Hawaii corporation and a wholly-owned subsidiary of Advanced ID, and Universal Pet Care, Inc., a Hawaii corporation, entered into an Agreement and Plan of Merger.

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADVANCED ID CORPORATION
                                    (Registrant)

Dated: May 12, 2004                 By: /s/ Barry I. Bennett
                                        --------------------
                                    Barry I. Bennett
                                    Director, Chief Executive Officer
                                    and President

                                    By: /s/ Todd D. Noble
                                       ------------------
                                    Todd D. Noble
                                    Chief Financial Officer, Treasurer and
                                    Secretary (As a duly authorized officer on
                                    behalf of the Registrant and as Principal
                                    Financial and Accounting Officer)