Form 10QSB
period 2004-06-30
ADVANCED ID CORP
filed 2004-08-16
CIK 1005356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 12, 2004 there were 41,594,509 shares of Class "A" common stock issued and outstanding.

                             ADVANCED ID CORPORATION
                                   FORM 10-QSB

                   FOR THE SECOND QUARTER ENDED JUNE 30, 2004

--------------------------------------------------------------------------------

                                      INDEX

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            a. Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003

            b. Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2004 and 2003

            c. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003

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

                             ADVANCED ID CORPORATION
                                  BALANCE SHEET

               ASSETS                                           June 30,        December 31,
                                                                  2004              2003
                                                               -----------      -----------
                                                                                 (Unaudited)
Current assets
  Cash                                                         $   893,043      $    60,572
  Trade accounts receivable, net of allowance for doubtful
    accounts of $4,257                                              39,247           35,371
  Marketable Securities                                              6,939            7,197
  Inventory                                                         63,124           38,155
  Prepaid expenses                                                   4,399            4,563
                                                               -----------      -----------
    Total current assets                                         1,006,752          145,858

Fixed Assets, net                                                   24,987           16,290
                                                               -----------      -----------

    Total assets                                               $ 1,031,739      $   162,148
                                                               ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                                $    59,257      $   137,333
  Advanced from related parties                                     33,263           28,465
  Accounts payable                                                  95,766           89,167
  Accrued liabilities                                               82,477           32,313
                                                               -----------      -----------
    Total current liabilities                                      270,763          287,278
                                                               -----------      -----------


COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized none issued                                              --               --
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 41,594,509 and 37,699,168 shares issued
    and outstanding                                                415,945          376,992
  Additional paid-in capital                                     3,031,784          652,082
  Accumulated deficit                                           (2,707,905)      (1,155,336)
  Accumulated other comprehensive income                            21,152            1,132
                                                               -----------      -----------
    Total Stockholders' Equity (Deficit)                           760,976         (125,130)
                                                               -----------      -----------

Total liabilities and stockholders' equity (deficit)           $ 1,031,739      $   162,148
                                                               ===========      ===========

                             ADVANCED ID CORPORATION
                            STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                                    --------                           --------
                                             2004              2003             2004              2003
                                         ------------      ------------      ------------      ------------
Revenues                                 $    191,484      $    185,118      $    379,787      $    406,933
Cost of revenues                               81,567            82,326           165,746           185,769
                                         ------------      ------------      ------------      ------------
  Gross profit                                109,917           102,792           214,041           221,164

Research and development expense              199,788             5,581           223,479             5,581
General and administrative expense            197,111           189,875           520,610           384,340
                                         ------------      ------------      ------------      ------------

Loss from operations                         (286,982)          (92,664)         (530,048)         (168,757)

  Interest expense                           (580,795)           (8,216)       (1,022,520)          (16,520)
                                         ------------      ------------      ------------      ------------

Net loss                                 $   (867,777)     $   (100,880)     $ (1,552,568)     $   (185,277)
                                         ============      ============      ============      ============

Comprehensive Income (Loss):

  Foreign currency translation                 33,376            28,354            20,022            47,741
                                         ------------      ------------      ------------      ------------

Comprehensive income (loss)              $   (834,401)     $    (72,526)     $ (1,532,546)     $   (137,536)
                                         ============      ============      ============      ============

Net loss per share:
  Basic and diluted                      $      (0.02)     $      (0.00)     $      (0.04)     $      (0.01)
                                         ============      ============      ============      ============

Weighted average shares outstanding:
  Basic and diluted                        40,426,131        36,250,999        39,687,183        35,702,888
                                         ============      ============      ============      ============

                             ADVANCED ID CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                     2004             2003
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(1,552,568)     $  (185,277)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation                                                      3,525              467
      Stock issued for services                                       161,350           75,000
      Non-cash interest                                             1,000,000
        Changes in assets and liabilities:
          Accounts receivable                                          (3,876)           2,943
          Inventory                                                   (24,970)         (13,524)
          Accounts payable and accrued expenses                        63,038           65,825
                                                                  -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                              (353,500)         (54,566)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                (12,222)          (3,100)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debenture                                           1,000,000           39,885
  Proceeds from subscription agreement                                250,000
  Proceeds from options exercised                                       5,000           50,000
  Payments on notes payable                                           (76,097)         (20,358)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                1,178,903           69,527
                                                                  -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES                                        19,290            2,919
                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       832,471           14,780
Cash, beginning of period                                              60,572           36,416
                                                                  -----------      -----------
Cash, end of period                                               $   893,043      $    51,196
                                                                  ===========      ===========

                             ADVANCED ID CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2003 as reported in the 10-KSB have been omitted.

Recent Accounting Pronouncements:

Advanced ID does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - CONVERTIBLE DEBENTURES

Advanced ID raised $1,000,000 in cash on January 20, 2004 through the issuance of convertible debentures.

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

As at June 30, 2004, all $1,000,000 in convertible debentures plus accrued interest had been converted into a total of 3,075,341 shares of Advanced ID common stock. Consequently, the Convertible Debenture Purchase Agreement was terminated effective June 29, 2004, the day on which the final outstanding amount in debentures was converted into Advanced ID common stock.

NOTE 3 - COMMON STOCK

During the six months ended June 30, 2004, Advanced ID issued a total of 3,895,341 shares of common stock.

On January 12, 2004, Advanced ID issued 500,000 shares of common stock for $250,000 in proceeds.

On April 22, 2004, Advanced ID issued 50,000 shares of common stock to its directors as compensation for their services in lieu of paying cash. Advanced ID recorded non-cash compensation expense of $25,000 related to these shares which were valued based on the closing price on the date such shares were approved for issuance.

On May 3, 2004, Advanced ID issued 50,000 shares of common stock to one of its directors who exercised 50,000 options at $0.10 per option for total proceeds of $5,000.

During the six months ended June 30, 2004, Advanced ID issued 220,000 shares of common stock for consulting services rendered in connection with corporate and investor communications. Advanced ID recorded non-cash compensation expense of $136,350 related to these shares which were valued based on the average closing price during the month the shares were issued.

During the six months ended June 30, 2004, Advanced ID issued a total of 3,075,341 shares of common stock related to the conversion of the $1,000,000 debentures plus accrued interest. This debenture has now been terminated.

NOTE 4 - SUBSEQUENT EVENTS

On July and August 2004, Advanced ID issued a total of 60,000 shares of common stock for consulting services rendered in connection with corporate and investor communications. The shares will be valued based on the average closing price for the month in which issued and expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

The current quarter's net loss of $867,777 was larger by $766,897 or 760% versus last year's comparable quarter. The net loss for the current six months ended of $1,552,568 was larger by $1,367,291 or 738% as compared to the same period in the previous year. Reasons for the larger net loss were largely due to higher general and administrative expenses, higher research and development expenses and higher interest expense. The specific details of these changes are discussed below.

Revenues

Revenues of $191,484 earned during the current quarter increased by $6,366 or 3% over the comparable period last year. Revenues of $379,787 earned during the first six months of the current year decreased by $27,146 or 7% versus last year. The decrease in revenues is due largely from a one-time customer order received in March 2003 and which was valued at $37,287. The increase in revenues during the quarter ended June 30, 2004 was due to a continued acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domesticated species, and due to increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

Cost of Revenues

Cost of Revenues of $81,567 for the current quarter ended decreased by $759 or 1% over the previous year's comparable period while cost of revenues of $165,746 for the first six months of the current year decreased by $20,023 or 11% versus last year's comparable period. For the current quarter ended, the decrease in cost of revenues is attributed to a weaker US dollar relative to the Canadian dollar. For the current six months ended, the decrease in cost of revenues is partly attributed to a weaker US dollar and to a lower volume of products sold.

Gross Margins

Our gross margins increased from 56% to 57% during the current quarter and from 54% to 56% during the current six months ended as compared to the respective comparable periods in the previous year. Our gross margins have improved because of a weaker US Dollar relative to the Canadian Dollar. All of our products purchased for resale are paid for in US Dollars and sold in Canadian Dollars.

Research and Development

Research and development expenses of $199,788 for the current quarter ended increased by $194,207 or 3,480% over last year's comparable period. Research and development expenses of $223,479 for the first six months ended June 30, 2004 increased by $217,898 or 3,904% versus last year's comparable period. This increase is due to development fees associated with completion of our second generation DataTRAC(TM) RFID tags for large livestock and for the development of our first generation DataTRAC(TM) RFID tags for small to medium livestock.

General and Administrative

The current quarter's general and administrative expenses of $197,111 were higher by $7,236 or 4% over last year's comparable period due to increased business activity to develop markets for our new DataTRAC(TM) RFID technology.

The current six month period's general and administrative expenses of $520,610 were higher by $136,270 or 35% over the previous year's period largely due to $47,352 in higher salaries resulting from increased staff, $59,829 in higher corporate communication charges and $27,415 in director's fees which were not paid previously, and which were paid in common stock. The balance of higher general and administrative expenses during the current six months is attributed to higher expenditures in travel, freight, insurance and other general business expenditures.

Interest Expense

During the current quarter, interest expense of $580,795 increased by $572,579 or 6,969% when compared to the same quarter last year. Of the total of $580,795 in interest expense for the current quarter, $572,199 is attributed to non-cash interest related to the discount on the Debentures, $3,138 is non-cash interest related to a Note Payable owing to one of our Directors and $5,458 is cash interest expense attributed to our outstanding notes payable.

During the current six months, interest expense of $1,022,520 increased by $1,006,000 or 6,090% over the comparable period last year. Of the total of $1,022,520 in interest expense for the current quarter, $1,004,794 is attributed to non-cash interest related to the discount on the Debentures, $6,276 is non-cash interest related to a Note Payable owing to one of our Directors and $11,450 is cash interest expense attributed to our outstanding notes payable.

Liquidity and Capital Resources

As at June 30, 2004, we had cash and cash equivalents of $893,043.

During the current six months ended, net cash used in operating activities of $353,500 was higher by $298,934 or 548% as compared to last year's comparable period. Cash used by operating activities during the current year resulted primarily from our net loss, higher other current assets and higher accounts receivable offset by stock issued for services, depreciation expense, non-cash interest and higher accounts payable and accrued expenses.

For the current six months ended, net cash used by investing activities of $12,222 was higher by $9,122 or 294% during the prior year's comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software.

For the six month period ended June 30, 2004, net cash provided by financing activities of $1,178,903 provided higher cash of $1,109,376 or 1,596% as compared to the previous year's comparable period. During the current six month period, cash has been provided through proceeds from a convertible debenture related to the Agreement and Plan of Merger (See Note 2), proceeds raised from a subscription agreement and proceeds from exercised options offset by payments on notes payable.

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

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no pending or threatened legal proceedings which involve us or against any of our officers or directors as a result of their capacities with Advanced ID Corporation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 1, May 1, June 1, July 1 and August 1, 2004, we issued a total of 150,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

On April 22, 2004, we issued a total of 1,150,000 options to the directors which included Hubert Meier, Che Ki Li, Todd Noble, Seymour Kazimirski and Barry Bennett for services performed as directors.

On May 3, 2004, we issued 50,000 shares of our common stock to Seymour Kazimirski who exercised 50,000 of his options at $0.10 per share for total proceeds of $5,000.

On May 18, 2004, we issued a total of 30,000 options to six employees.

All of the above stock issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2004, we held our Annual General Meeting of shareholders for the purpose of re-electing the Board of Directors and to re-appoint the auditors, Malone & Bailey, PLLC. Of the total of 39,639,856 eligible common shares, the following table provides a tabulation of those shares voted for said matters:

1.    Re-Elect Directors

                                   Shares Voted For         Shares Voted Against         Shares Abstained
                                   ----------------         --------------------         ----------------
Barry Bennett                         27,375,059                  106,850                            0
Seymour Kazimirski                    27,267,237                  102,600                       17,500
Che Ki Li                             27,264,987                    5,350                      117,000
Hubert Meier                          27,341,737                    3,100                       42,500
Todd Noble                            27,471,737                    3,400                            0

2.    Re-Appoint Auditors

                                   Shares Voted For         Shares Voted Against         Shares Abstained
                                   ----------------         --------------------         ----------------
Malone & Bailey, PLLC                 27,383,937                    3,400                            0


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (3)   Articles of Incorporation, By-Laws and Stock Option Plan.

            (i)   Articles of Incorporation.1

            (ii)  By-Laws. 1

            (iii) Stock Option and Incentive Plan. 1

      (10)  Material Contracts.

            (i)   Bennett Employment Agreement. 1

            (ii)  Noble Employment Agreement. 1

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

1     Filed previously.

2     Filed herewith.

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



                                    ADVANCED ID CORPORATION
                                           (Registrant)

Dated: August 12, 2004              By: /s/ Barry I. Bennett
                                        --------------------
                                        Barry I. Bennett
                                        Director, Chief Executive Officer
                                        and President


                                    By: /s/ Todd D. Noble
                                        ----------------------------------
                                        Todd D. Noble
                                        Chief Financial Officer, Treasurer
                                        and Secretary (As a duly authorized
                                        officer on behalf of the Registrant
                                        and as Principal Financial and
                                        Accounting Officer)