Form 10QSB
period 2004-09-30
ADVANCED ID CORP
filed 2004-11-15
CIK 1005356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

As of November 12, 2004 there were 41,744,509 shares of Class "A" common stock issued and outstanding.

                             ADVANCED ID CORPORATION
                                   FORM 10-QSB

                 For the Third Quarter Ended September 30, 2004

--------------------------------------------------------------------------------

                                      INDEX

Part I. Financial Information

   Item 1.  Financial Statements

      a.    Consolidated Balance Sheet as of Sept. 30, 2004 and December 31,
            2003

      b. Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

      c. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

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

                             ADVANCED ID CORPORATION
                                  BALANCE SHEET

         ASSETS                                                                              September 30,     December 31,
                                                                                                 2004           2003
                                                                                               -----------    -----------
                                                                                               (Unaudited)
Current assets
  Cash                                                                                         $   700,564    $    60,572
  Trade accounts receivable, net of allowance for doubtful
    accounts of $5,706 and 4,073, respectively                                                      49,460         35,371
  Marketable Securities                                                                              6,209          6,072
  Inventory                                                                                         85,016         38,155
  Other Receivables                                                                                  1,150          1,125
  Prepaid expenses                                                                                   4,950          4,563
                                                                                               -----------    -----------
    Total current assets                                                                           847,349        145,858

Fixed Assets, net                                                                                   26,271         16,290
                                                                                               -----------    -----------

    Total assets                                                                               $   873,620    $   162,148
                                                                                               ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                                                                $    58,097    $   137,333
  Advanced from related parties                                                                     39,816         28,465
  Accounts payable                                                                                 107,379         89,167
  Accrued liabilities                                                                               51,299         32,313
                                                                                               -----------    -----------
    Total current liabilities                                                                      256,591        287,278
                                                                                               -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized none issued                                                                              --             --
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 41,684,509 and 37,699,168 shares issued
    and outstanding                                                                                416,845        376,992
  Additional paid-in capital                                                                     3,020,572        652,082
  Accumulated deficit                                                                           (2,891,674)    (1,155,336)
  Accumulated other comprehensive income                                                            71,286          1,132
                                                                                               -----------    -----------
    Total Stockholders' Equity (Deficit)                                                           617,029       (125,130)
                                                                                               -----------    -----------

Total liabilities and stockholders' equity (deficit)                                           $   873,620    $   162,148
                                                                                               ===========    ===========

                             ADVANCED ID CORPORATION
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                             ------------                            ------------
                                                        2004                2003               2004                2003
                                                   ---------------     ---------------    ----------------    ----------------
Revenues                                           $      249,569      $      262,392     $      629,356      $      669,325
Cost of revenues                                          172,430             145,337            338,176             331,106
                                                   --------------      --------------     --------------      --------------
  Gross profit                                             77,139             117,055            291,180             338,219

Research and development expense                          117,285              47,830            340,764              53,411
General and administrative expense                        136,994              76,056            657,604             460,396
                                                   --------------      --------------     --------------      --------------

Loss from operations                                     (177,140)             (6,831)          (707,188)           (175,588)

  Interest expense                                         (6,629)            (10,355)        (1,029,149)            (26,875)
                                                   ---------------     ---------------    ---------------     ---------------

Net loss                                           $     (183,769)     $      (17,186)    $   (1,736,337)     $     (202,463)
                                                   ==============      ==============     ==============      ==============

Comprehensive Income (Loss):
  Foreign currency translation                             50,134              (5,213)            70,154              42,528
                                                   --------------      ---------------    --------------      --------------

Comprehensive income (loss)                        $     (133,635)     $      (22,399)    $   (1,666,183)     $     (159,935)
                                                   ==============      ==============     ==============      ==============

Net loss per share:
  Basic and diluted                                $       (0.00)      $       (0.00)     $        (0.04)     $         (0.01)
                                                   ==============      ==============     ==============      ==============

Weighted average shares outstanding:
  Basic and diluted                                    41,654,183          36,791,141         40,347,636          36,313,977
                                                   ==============      ==============     ==============      ==============

                             ADVANCED ID CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                               2004                  2003
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $      (1,736,337)    $        (202,463)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation                                                                   5,911                 3,278
      Stock issued for services                                                    213,400               144,089
      Non-cash interest                                                            969,180                 5,230
        Changes in assets and liabilities:
          Accounts receivable                                                      (14,089)               18,388
          Inventory                                                                (46,861)              (10,772)
          Accounts payable and accrued liabilities                                  46,612                15,106
                                                                         -----------------     -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                           (562,184)              (27,144)
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (15,892)              (10,526)
                                                                         ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debenture                                                        1,000,000
  Advances from related party                                                                             34,655
  Financing Commissions                                                            (31,541)
  Proceeds from subscription agreement                                             250,000
  Proceeds from options exercised                                                    5,000                50,000
  Payments on notes payable                                                        (76,796)              (20,358)
                                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                             1,146,663                64,297
                                                                         -----------------     -----------------

EFFECT OF EXCHANGE RATE CHANGES                                                     71,405                (9,953)
                                                                         -----------------     ------------------

NET INCREASE (DECREASE) IN CASH                                                    639,992                16,674
Cash, beginning of period                                                           60,572                36,416
                                                                         -----------------     -----------------
Cash, end of period                                                      $         700,564     $          53,090
                                                                         =================     =================
NON CASH FINANCING ACTIVITIES:

Conversion of debt to common stock                                       $       1,002,305     $              --
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

NOTE 2 - COMMON STOCK

During the nine months ended September 30, 2004, Advanced ID issued a total of 3,985,341 shares of common stock and 1,180,000 options.

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

On April 22, 2004, we issued a total of 1,150,000 options to the directors which included Hubert Meier, Che Ki Li, Todd Noble, Seymour Kazimirski and Barry Bennett for services performed as directors. The options have an exercise price of $0.50 with 50% vesting on April 22, 2005 and the balance vesting on April 22, 2006. Each option carries a ten year term.

On May 3, 2004, Advanced ID issued 50,000 shares of common stock to one of its directors who exercised 50,000 options at $0.10 per option for total proceeds of $5,000.

On May 18, 2004, we issued a total of 30,000 options to six employees. The options have an exercise price of $0.38 with 50% vesting on May 18, 2005 and the balance vesting on May 18, 2006. Each option carries a ten year term.

During the nine months ended September 30, 2004, Advanced ID issued 310,000 shares of common stock for consulting services rendered in connection with corporate and investor communications. Advanced ID recorded non-cash compensation expense of $188,400 related to these shares which were valued based on the average closing price during the month the shares were earned.

During the nine months ended September 30, 2004, Advanced ID issued a total of 3,075,341 shares of common stock related to the conversion of the $1,000,000 debentures plus accrued interest. This debenture has now been terminated.

NOTE 3 - SUBSEQUENT EVENTS

During October and November 2004, Advanced ID issued a total of 60,000 shares of common stock for consulting services rendered in connection with corporate and investor communications. The shares will be expensed based on the average closing price for the month in which they were earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended Sept. 30, 2004 and
2003

The net loss of $183,769 for the quarter ended September 2004 was larger by $166,583 or 969% versus last year's comparable quarter. The net loss for the current nine months ended September 2004 of $1,736,337 was larger by $1,533,874 or 758% as compared to the same period in the previous year. Reasons for the larger net loss were largely due to lower revenues, higher general and administrative expenses, higher research and development expenses and higher interest expense. The specific details of these changes are discussed below.

Revenues

Revenues of $249,569 earned during the quarter ended September 2004 were lower by $12,823 or 5% over the comparable period last year. Revenues of $629,356 earned during the first nine months of 2004 were lower by $39,969 or 6% versus the comparable period last year. The decrease in revenues for the three and nine months ended September 2004, was due to increased competition in our companion animal/biological sciences division. Revenues were also higher during the third quarter of 2003 because we received significant orders from two customers in the fisheries industry during this period whereas similar orders from the same customers have been deferred to the fourth quarter of 2004 pending approval. The decrease in revenues during the first nine months of 2004 is also due to a one-time customer order received in March 2003 and which was valued at $37,287. The decrease in revenues from the companion animal/biological sciences division was offset by an increase in revenues of $36,690 from our livestock division related to the partial fulfillment of a purchase order received from our Argentina distributor.

We expect a continued acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domesticated species, and increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities. With the continued adoption of permanent tagging of animals and with our focus to expand the use of microchips into the livestock industry, we believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Cost of Revenues

Cost of Revenues of $172,430 for the quarter ended September 2004 increased by $27,093 or 19% over the previous year's comparable period while cost of revenues of $338,176 for the first nine months of 2004 increased by $7,070 or 2% versus last year's comparable period. For the quarter ended September 2004, the increase in cost of revenues is attributed to higher than expected manufacturing costs for the production of our radio frequency identification (RFID) livestock tags. It is anticipated that these manufacturing costs will diminish significantly due to numerous adjustments to streamline specific manufacturing processes. For the first nine months ended September 2004, the increase in cost of revenues is attributed to the reasons noted above offset by a weaker US dollar, and a lower volume of products sold.

Research and Development

Research and development expenses of $117,285 for the quarter ended September 2004 increased by $69,455 or 145% over last year's comparable period. Research and development expenses of $340,764 for the first nine months ended September 2004 increased by $287,353 or 538% versus last year's comparable period. This increase is due to development fees associated with the completion of our second generation DataTRAC(TM) RFID tags for large sized livestock and for the development of our first generation DataTRAC(TM) RFID tags for small to medium sized livestock.

General and Administrative

For the quarter ended September 2004, general and administrative expenses of $136,994 were higher by $60,938 or 80% over last year's comparable period largely due to $11,369 in higher salaries resulting from increased staff, $29,847 in higher corporate communication charges, $13,002 in higher recovery expenses related to an acquisition of a recovery database. The balance of higher general and administrative expenses is attributed to higher expenditures in travel, communication charges, legal, and other general business expenditures.

For the first nine months of 2004, general and administrative expenses of $657,604 were higher by $197,208 or 43% over the previous year's comparable period largely due to $59,368 in higher salaries resulting from increased staff, $89,714 in higher corporate communication charges and $27,631 in director's fees which were not paid previously, and which were paid in common stock. The balance of higher general and administrative expenses is attributed to higher expenditures in travel, legal, insurance and other general business expenditures.

General and administrative expenditures are expected to continue to increase as we implement sales and marketing initiatives to develop markets for our new DataTRAC(TM) RFID technology targeted at the livestock industry.

Interest Expense

During the quarter ended September 2004, interest expense of $6,629 decreased by $3,726 or 36% when compared to the same quarter last year. Of the total of $6,629 in interest expense for the quarter ended September 2004, $3,138 is non-cash interest related to a discount on a Note Payable owing to one of our Directors, $1,257 is accrued interest related to the above referenced Note Payable, and $2,234 is interest expense paid on an outstanding Note Payable.

During the first nine months of 2004, interest expense of $1,029,149 was higher by $1,002,274 or 3,729% over the comparable period last year. Of the total of $1,029,149 in interest expense for the first nine months of 2004, $1,004,794 is attributed to non-cash interest related to the discount on Debentures that matured on June 29, 2004, $9,414 is non-cash interest related to a Note Payable owing to one of our Directors, $7,146 is accrued interest related to the Director's Note Payable, and $7,795 is interest expense paid on our outstanding notes payable.

Liquidity and Capital Resources

As at September 30, 2004, we had cash and cash equivalents of $700,564.

During the first nine months ended during 2004, net cash used in operating activities of $562,184 was higher by $535,040 or 1,971% as compared to last year's comparable period. Cash used by operating activities during the current nine months of 2004 resulted primarily from our increase in research and development, and administrative expenses.

For the first nine months ended during 2004, net cash used by investing activities of $15,892 was higher by $5,366 or 51% during the prior year's comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

For the nine month period ended September 2004, net cash provided by financing activities of $1,146,663 provided higher cash of $1,082,366 or 1,683% as compared to the previous year's comparable period. During the first nine months of 2004, cash has been provided through proceeds from a convertible debenture, proceeds raised from a subscription agreement and proceeds from exercised options, offset by payments on notes payable and financing commissions.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next nine to twelve months and will not be sufficient to fund our long term needs. It is our intent to secure a market share in the livestock identification industry which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. No firm commitment arrangements have been entered into for future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 12, 2004, we issued a total of 500,000 shares of our common stock and a total of 122,500 warrants to four investors, Virginia Brown, David Wagner, Blake Communications, Inc. and Kelly Simon who purchased such shares pursuant to a Section 4(2) subscription agreement.

On January 12, 2004, we issued 25,000 shares of our common stock to Barry Reagh as a finder's fee rendered in connection with the execution of the above noted subscription agreements.

On January 14, 2004, we issued 75,000 shares of our common stock to Lebed & Lara, LLC for consulting services rendered in connection with corporate communications.

On January 20, 2004, as part of an agreement and plan of merger among Advanced ID Corporation, Universal Pet Care, Inc. (UPC) and AIDO Acquisition, Inc., Advanced ID assumed the rights and obligations of a Convertible Debenture Purchase Agreement previously entered into by UPC under a private placement, including gross proceeds raised through the sale of two debentures for $995,500 and $4,500. As part of our assumed obligations, we issued 50,000,000 shares of our common stock to HEM Mutual Assurance LLC pursuant to the Convertible Debenture Purchase Agreement to satisfy conversion obligations under the debentures. Advanced ID consequently placed 50,000,000 shares of Common Stock into escrow for potential issuance to HEM Mutual Assurance LLC upon conversion of the Debentures. On the following dates we issued shares of our common stock upon notices received from HEM Mutual Assurance LLC to effect conversions of the debentures plus accrued interest: February 4, 2004 - 450,184 shares for $4,501.84; February 12, 2004 - 800,504 shares for $400,252.05; May 11, 2004 -
813,298 shares for $300,920.54; May 24, 2004 - 600,002 shares for $175,980.61;
and June 29, 2004 - 411,353 shares for $120,649.84. Effective June 29, 2004, the
$995,500 debenture and the $4,500 debenture, plus accrued interest, had been fully converted thereby terminating this Debenture Agreement. A total of 3,075,341 common shares were issued to pay back both debentures. The remaining 46,924,659 shares held in escrow were returned to Advanced ID's transfer agent and canceled. These common shares were issued pursuant to an exemption from registration under Rule 504 of Regulation D.

During March, April, May, June, July, August, September, October, November 2004, we issued a total of 270,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

On April 22, 2004, we issued a total of 1,150,000 options to the directors which included Hubert Meier, Che Ki Li, Todd Noble, Seymour Kazimirski and Barry Bennett for services performed as directors.

On April 22, 2004, we issued a total of 50,000 shares of our common stock to the directors which included Hubert Meier, Che Ki Li, Todd Noble, Seymour Kazimirski and Barry Bennett for services performed as directors.

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

         On October 29, 2004, we filed a Form 8-K to announce that Advanced ID Corporation had changed its auditors from Malone & Bailey, PLLC to Lopez, Blevins, Bork & Associates, L.L.P.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Advanced ID Corporation
                               (Registrant)

Dated: November 12, 2004       By: /s/ Barry I. Bennett
                                   ---------------------------------------------
                               Barry I. Bennett
                               Director, Chief Executive Officer
                               and President


                               By: /s/ Todd D. Noble
                                   ---------------------------------------------
                               Todd D. Noble
                               Chief Financial Officer, Treasurer
                               and Secretary (As a duly authorized
                               officer on behalf of the Registrant
                               and as Principal Financial and
                               Accounting Officer)