Form 10KSB
period 2004-12-31
ADVANCED ID CORP
filed 2005-03-31
CIK 1005356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                        Commission File Number 000-24965

                             ADVANCED ID CORPORATION
        (Exact name of small business issuer as specified in its charter)

          South Dakota                                      46-0439668
State or other jurisdiction of incorporation   (IRS Employer Identification No.)
      or organization)

         6143 - 4 Street SE, Suite 14
              Calgary, Alberta, Canada                   T2H 2H9                    (403) 264-6300
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

Yes |X|      No  |_|

Total revenues for our fiscal year ended December 31, 2004 were $896,121.

As of March 24, 2005 the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing bid price for the common stock as reported on the OTC Bulletin Board, was $6,875,938. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

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

Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 24, 2005 there were 42,215,341 shares of common stock issued and outstanding.

                             ADVANCED ID CORPORATION
                                   FORM 10-KSB

                   For the Fiscal Year Ended December 31, 2004

ITEM 1.  DESCRIPTION OF BUSINESS..........................................................................................5

   OVERVIEW...............................................................................................................5
   PRODUCTS AND SERVICES OVERVIEW.........................................................................................6
     Companion Animal/Biological Sciences Products and Services...........................................................6
     Livestock Animal Products and Services...............................................................................6
   BUSINESS MODEL.........................................................................................................7
   INTELLECTUAL PROPERTY..................................................................................................7
   TARGET MARKET..........................................................................................................7
   MARKETING AND SALES STRATEGY...........................................................................................7
     Sales and Distribution Channels......................................................................................7
     Pricing Strategy.....................................................................................................8
     Recent Developments..................................................................................................8
   COMPETITION............................................................................................................9
   COMPETITIVE ADVANTAGES................................................................................................10
   CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.....................................................................10
   TRADEMARKS AND PATENTS................................................................................................13
   EMPLOYEES.............................................................................................................13
   REPORTS TO SECURITY HOLDERS...........................................................................................13

ITEM 2.  DESCRIPTION OF PROPERTY.........................................................................................13

ITEM 3.  LEGAL PROCEEDINGS...............................................................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................14

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................................14

   MARKET INFORMATION....................................................................................................14
   HOLDERS...............................................................................................................14
   DIVIDENDS.............................................................................................................14
   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS....................................................14
   RECENT SALES OF UNREGISTERED SECURITIES...............................................................................14
     (i) Fiscal 2003 Transactions........................................................................................14
     (ii) Fiscal 2004 Transactions.......................................................................................15
     (iii) Fiscal 2005 Transactions......................................................................................16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................................................................16

   RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003..............................16
     Revenues............................................................................................................16
     Cost of Revenues....................................................................................................17
     Research and Development............................................................................................17
     Selling, General and Administrative.................................................................................17
     Gain on Sale of Investment..........................................................................................17
     Interest Expense....................................................................................................17
     Liquidity and Capital Resources.....................................................................................17

ITEM 7.  FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................................................................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............................33

ITEM 8A.  CONTROLS AND PROCEDURES........................................................................................33

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....................................................33

   DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES.........................................................................33
   BUSINESS EXPERIENCE OF OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES..................................................33

ITEM 10.  EXECUTIVE COMPENSATION.........................................................................................34

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................35

   (I) PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK..............................................35
   (II) DIRECTORS OF ADVANCED ID CORPORATION.............................................................................35
   (III) OFFICERS AND SIGNIFICANT EMPLOYEES OF ADVANCED ID CORPORATION...................................................36
   (IV) DIRECTORS AND OFFICERS OF ADVANCED ID CORPORATION AS A GROUP.....................................................36

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................36

   BARRY BENNETT.........................................................................................................36
   HERITAGE VENTURES LTD.................................................................................................36
   SEYMOUR KAZIMIRSKI....................................................................................................36
   HUBERT MEIER..........................................................................................................36
   CHE KI LI.............................................................................................................37
   TODD NOBLE............................................................................................................37

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................................37

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................38

SIGNATURES...............................................................................................................39

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

On October 17, 2002 AVID Canada Corporation combined with USA Sunrise Beverages, Inc. (USA), an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of AVID Canada and a recapitalization of USA. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares to Heritage Ventures Ltd., AVID Canada's former parent company, in exchange for the 200 outstanding shares of AVID Canada and $505,724 in debt owed by AVID Canada to Heritage Ventures. Avid Canada was incorporated in Alberta, Canada, on November 26, 1993. USA changed its name to Advanced ID Corporation effective November 15, 2002. As a result of the reverse merger transaction, Advanced ID now wholly owned AVID Canada and the original security holders of USA now held 7,000,999 shares in Advanced ID. No consulting fees or finder's fees were paid in relation to the reverse merger transaction.

Advanced ID has two subsidiaries, AVID Canada Corporation and Universal Pet Care, both of whom are wholly owned. AVID Canada Corporation is a reseller of radio frequency identification (RFID) microchips and scanners manufactured by American Veterinary Identification Devices (AVID) of the United States under the brand name AVID. AVID Canada does not own the AVID brand name or trademark. There currently exists no distribution agreement with AVID. The products are marketed to the companion animal and biological sciences sectors in Canada only. Universal Pet Care is a non-operating entity with no assets or liabilities.

Advanced ID develops, manufactures and sells, either directly or through distributors, microchip identification technologies referred to as radio frequency identification microchips and readers to the livestock industry. In the second quarter of 2004, we began commercializing these products under the brand name, DataTRAC(TM). The intellectual property rights to the DataTRAC(TM) products are owned by Advanced ID Corporation.

RFID allows for the positive identification and location tracking of animals or objects that are embedded or tagged with RFID microchips. We currently supply over 3,000 organizations such as animal shelters, veterinarians, breeders, government agencies, universities, zoos, research labs and fisheries with RFID devices for companion animals, exotics, equines, bovines, llamas, alpacas, ostriches, aquatic species, reptiles, migratory and endangered species. We have implanted microchips in over 450,000 companion animals, currently track nearly one million animals in our PETtrac database, and reunite numerous lost animals with their families each month.

To date almost all of our revenues have resulted from the sale of microchips and readers to the companion animal and biological sciences markets in Canada. It is our intent to expand our current market position in the companion animal and biological sciences sectors to include the livestock industry which is almost exclusively utilizing bar code tags. The barriers for adoption of current RFID technology include its high cost and its limited read range. Livestock identification is necessary to ensure that a food safety tracking system is in place to trace-back diseased animals to their origin.

As noted above, we are currently serving the Canadian market as a reseller of AVID's RFID products. We have no plans to expand the marketing of AVID's RFID technology for the companion animal and biological sciences sectors beyond Canada. The only way we would consider selling AVID's products outside of Canada is if we first obtained written authorization, and it is not our intent to seek such approval at this time.

However, since we own the intellectual property of the DataTRAC(TM) microchips, we plan to market the sale of our products throughout the world, either directly or through international distributors. Our DataTRAC(TM) products are in no way competitive to the products supplied to us by AVID. We do not expect that any of our initiatives to market our DataTRAC(TM) products will negatively affect our current relationship with AVID, or at any time in the future. Our initial focus will be to target the bovine market that is numbered at over one billion cattle including 110 million in North America. In the United States and Canada, packing plants slaughter approximately 150,000 head of cattle each day or approximately 35 million per year. Our next market will be the 750 million hogs worldwide. Annual hog slaughter in Canada and the United States totals 117 million. Currently, the Taiwanese hog population is 7.2 million head with annual slaughtering totaling approximately 11 million. Our third target market is the sheep industry. With inventories of 165 million head in Australia and New Zealand and total reliance on export markets, there is concern over the economic ramifications of a disease outbreak should the sheep industry be unable to ensure food safety. North America, Asia and Europe are the main importers of their meat products and are demanding food safety for their consumers. It is important to note that livestock identification tags carry a unique numeric sequence that is used only once. 1

Products and Services Overview

Companion Animal/Biological Sciences Products and Services

Our current product offering includes an established line of RFID tags, readers, and software.

RFID Tags: Our RFID Tags purchased from American Veterinary Identification Devices consist of an integrated circuit or microchip utilizing a low frequency of 125 KHz or 134 KHz. The microchip is sealed in glass, compatible with the animal's body, containing a programmed identification number which fits inside a hypodermic needle, and can be injected under the skin of an animal. Since these RFID Tags are passive, meaning they do not require a battery, a reader temporarily energizes the microchip allowing it to transmit its data to the reader with error-free reliability. Under normal conditions, the RFID Tags can last in excess of 20 to 25 years and generally well beyond the life of any companion animal. The read range for low frequency tags is approximately three to seven inches.

RFID Readers: We offer a variety of hand-held readers that read both our microchips and our competitors' microchips. Our reader formats include International Standards Organization (ISO), Federation of European Companion Animal Veterinarian Association (FECAVA) and AVID's encrypted standard.

Software: We offer a proprietary Microsoft(R).Net based database called PETtrac which is our advanced software program that stores and tracks identification numbers from implanted animals by recording their microchip ID as well as unique information including data such as:

      (1)   Pet name, breed, and description;

      (2)   Animal's brand and tattoo numbers;

      (3)   Present/past owners, and current details;

      (4)   Medical history of the animal, medication, allergies, etc.; and

      (5)   Other pertinent information specific to each sector/industry.

Services: We provide an electronic and manual data entry service to the PETtrac global tracking system for all animals identified with a microchip, including our competitors' microchips, collar tags, rabies vaccination numbers and tattoo numbers in Canada. Animal recoveries can be performed by accessing our database through a web browser, as well as through a 24/7 operator assisted service by calling a toll free line.

Livestock Animal Products and Services

We have only recently begun commercializing our product offering which currently includes three different sized RFID tags, readers, and software specifically tailored to meet the nuances of each type of livestock and region.

RFID Tags: Our RFID Tags will be comprised of an integrated circuit or microchip utilizing an ultra high frequency of 915 MHz. An antenna is attached to the microchip to provide a longer read range, all of which is encapsulated in plastic. Our RFID Tags are passive thereby not requiring a battery, and can transmit their data to the reader with a read range of up to approximately ten feet.

Effective April 2003, we signed a strategic partnership agreement with Guide-Trend Technology Company Ltd. of China for the manufacturing of our RFID tags. Once completed, the final product is shipped directly to our customers. The integrated circuits or microchips are purchased on our behalf by Guide-Trend from EM Microelectronic of Switzerland or Philips Semiconductors of the Netherlands, two of the world's largest RFID integrated circuit manufacturers. There exists no purchase contract with any of our suppliers as each purchase order is negotiated separately at this time.

Currently, we are the only company that is offering ultra high frequency tags to the livestock industry. All of our competitors offer low frequency tags which are generally more costly to produce, offer a shorter read range, and have limited reading capability within automated livestock processing plant environments.

RFID Readers: We offer stationary and handheld readers that will scan and read our microchips. Effective November 2003, we secured a partnership agreement with Applied Wireless Identifications Group, Inc. of New York to supply us with ultra high frequency readers that we will resell to our customers.

Services: Our objective is to become the complete system provider for livestock identification and trace-back. As part of providing a complete system for our customers, we will provide in-depth analysis prior to implementation of a recommended solution.

Business Model

We are planning to enhance our current revenue streams by:

- Offering higher integrity and more cost effective identification solutions over current practices in the global livestock markets with our DataTRAC(TM) RFID tags and readers, and our web-based tracking and recovery software system.

- Expanding our current market presence into other veterinary clinics and animal shelter markets across Canada.

- Expanding RFID technology into the insurance industry for the identification and tracking of high-value assets.

- Expanding RFID technology into other non-animal, commercial and industrial applications such as energy, forestry and manufacturing industries.

Intellectual Property

Our intellectual property is comprised of our radio frequency identification
(RFID) tags utilized for the identification and trace back of livestock. We currently do not own any patents and have not licensed any intellectual property used in our products.

Target Market

Advanced ID is fulfilling the needs of the companion animal and biological sciences markets in the RFID industry as outlined below:

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

In the livestock industry, the Bovine Spongiform Encephalopathy (i.e. BSE or Mad Cow Disease) disease that plagued Europe in 1998 was thought to have infected North American herds. This resulted in legislative efforts for animal identification and tracking systems with RFID being the preferred technology. Governments are implementing legislation requiring a quick and secure animal trace back system, aimed at improving food safety for consumers from animal diseases. Our products have been designed to exceed existing regulations. 2

Advances in microchip design, miniaturization, global positioning tracking, read range, read/write capabilities and data storage have greatly expanded the applications for RFID tags. RFID systems are being piloted and used in a wide range of retail, commercial and industrial applications but they are not widely used in the livestock industry. Our initial focus in expanding our revenue streams is to be the system integrator or solutions provider for the livestock industry which is estimated to be in excess of two billion head of cattle, hogs and sheep. 3

Marketing and Sales Strategy

Sales and Distribution Channels

With a strong channel already established in the Canadian companion animal and biological sciences markets with our direct sales team, comprised of two sales people and three customer support personnel, we intend to leverage this position by securing additional relationships with other veterinarian professionals in targeted regions across Canada. Currently, we have relationships with the following distribution agencies, Associate Vet Purchasing, Western Drug Distribution Center, Vet Purchasing, Sage London, Canadian Kennel Club and Centre de Distribution de Medicaments Veterinaires (CDMV). There is no contractual agreement or volume commitment in place with any of these parties. During fiscal 2002 and 2003, we had four customers, Huntsman Marine, University of Prince Edward Island, Canadian Kennel Club and Vet Purchasing, that each accounted for more than 10% of our revenues. Any negotiations with additional veterinarian professionals are ongoing in the form of sales calls.

In the United States and Canada, we expect that the majority of our sales for our livestock products will be through direct channels and distribution co-operatives. In addition, we plan to use independent resellers or distributors in targeted regions and countries. We have established distributors in Taiwan, Argentina and Australia. We are currently evaluating additional distributors for New Zealand, Thailand, Brazil and China. These independent resellers and distributors will purchase our products and resell them at a higher price. Our initial focus in the livestock industry will be to target those countries that have enacted mandatory animal identification legislation or have indicated their intent to enact such legislation.

Pricing Strategy

We plan to be a price-performance leader with all of our products and services. This is intended to assist our efforts to gain market acceptance and secure market share in the livestock industry, and further allow us to continue to increase our market share in the companion animal market. It is our goal to keep our expenditures small to ensure we maintain low product price points to discourage other competitors from entering the market yet allowing us to earn a healthy margin. We anticipate that any cost savings we achieve through process improvements will lead to reductions in our price points to discourage other competitors from entering the market.

Recent Developments

In Thailand, the Government has expressed their desire to implement an identification and trace back system as a result of the recent Avian influenza outbreak. We demonstrated our RFID technology in meetings held with government officials in May and October 2004. With the completion of Thailand's election on February 6, 2005 and the appointment of the new Minister of Agriculture and Cooperatives in March 2005, our negotiations to pursue a contractual arrangement has re-commenced.

In Argentina, we secured our first order for 100,000 RFID tags in April 2004. Due to high import taxes in Argentina, we have arranged through our Argentine distribution partner to finish production of our RFID tags in order to eliminate such taxes. Since April 2004, we have not secured any additional orders from our distributor.

In Taiwan, we met with elected government officials on April 17th, including representatives from the Departments of Agriculture and Health, and demonstrated our RFID technology. In August 2004, we began implementation of a final large-scale trial, through our Taiwanese distribution partner, LKIT Co., Ltd., to aid in developing the requisite parameters for the establishment of such a system. With damages to our tags resulting from pigs biting them, we have elected to re-design our tags to withstand such biting pressure. Once this is completed, we will re-commence our field trials in Taiwan.

In Australia, we met with leaders from the sheep industry to establish field demonstrations of our RFID technology. Our RFID technology is currently being evaluated within several vertical markets which include producers (farm and feedlots), sale yards and meat processing plants. In December 2004, we shipped our newly designed sheep tag for a field trial at one of the largest sheep processing plants. The Australian sheep industry has targeted April 2005 to adopt an identification and trace back system.

In the United States, we have had discussions with the U.S. Department of Agriculture ("USDA") and numerous livestock organizations to initiate product demonstrations and field trials. It is our goal to work closely with industry users as the USDA has indicated their intent to allow industry users to make their own choices for livestock identification technology. We hired Bill Hoffman to lead our efforts in establishing our technology as a viable solution in the United States. In March 2005, we announced that Kansas State University began an evaluation of our technology to provide empirical data on its features and benefits, and to provide a comparison with competitive technology.

In Canada, we are currently in discussions with Alberta Agriculture to structure a formal evaluation of our technology. We have also had discussions with leaders from the hog and sheep industries who have expressed their intent to evaluate our RFID technology as well. No firm dates have been set for any of these initiatives. In November 2005, the Canadian Livestock Identification Agency
(CLIA) was formed to establish a national identification and trace back system. We have held preliminary discussions with the CLIA. To date, we have not concluded any formal arrangements and our discussions are ensuing.

In Malaysia, Singapore and the Philippines, we met with Department of Agriculture government officials representing Malaysia and Singapore, and with the Chief Veterinarian for the San Miguel Corporation, the largest food and beverage company in the Philippines, in May 2004 to demonstrate our RFID livestock identification technology and to discuss the parameters for a formal evaluation. No firm dates have been finalized at this time as we are evaluating the use of a local distributor to oversee this project. No formal arrangement has been secured to date.

Advanced ID is seeking to establish evaluation programs of its RFID technology for the Brazilian cattle industry which is estimated at 180 million head. We are currently in discussions with an organization to be our exclusive distributor for Brazil. In December 2004, we met again with officials to demonstrate the capabilities of our hardware and software technology. In January 2005, we met with government and industry officials. No formal arrangements have been secured to date.

Competition

Our largest competitor in the companion animal and biological sciences market in Canada is Pethealth Inc. who is estimated to have approximately 30% market share compared with our estimated 55% market share. During 2004, Anitech Enterprises Inc. ceased operations and no longer remains a competitor. Less than two years ago, Anitech held the largest market share in Canada. The remaining 15% market share is spread among two companies which includes Microchips 4 Solutions and IDAP. While in business, Anitech was a reseller of Digital Angel Corporation's microchips and readers and as further referenced under Applied Digital Solutions below.

Pethealth Inc. - Pethealth's vision is to become the leading provider of insurance and integrated health related information services to the North American companion animal market. Currently Pethealth claims it is Canada's largest provider of accident and illness insurance for dogs and cats to pet owners and the second largest in North America. Pethealth entered the companion animal industry in February 2003 where it has grown its market share by offering significantly lower priced products than all other competitors in North America. Pethealth is a reseller of Allflex USA's companion animal products and which is further discussed below. Allflex's technology offers no competitive advantages over our technology except that Pethealth is offering a significantly lower priced product at this time. It is our belief that they cannot sustain their price points indefinitely as we believe they are selling their products at a loss. For the year ended December 31, 2003, Pethealth showed revenues of CAD $224,524 from their microchip technology which represented 3% of their total revenues of CAD $7,052,785. No revenues from microchip sales occurred during the year ended December 31, 2002. Pethealth recorded net losses of CAD $1,990,298 and CAD $4,994,772 for fiscal 2003 and 2002 respectively. Pethealth's accumulated losses as at December 31, 2003 were CAD $18,528,151. 4

The current method of livestock identification predominantly utilizes standard bar code visual tags. The barriers for adoption of current RFID technology include its high cost and its limited read range. Currently, we have a very small market share in this segment. Our top three competitors in the livestock market are as follows:

Allflex USA Inc. - Allflex claims to be the world's leading supplier of livestock identification and management systems. Its products include visual identification ear tags and applicators, electronic identification systems and a variety of precision instruments. Allflex works closely with official and commercial organizations around the world to develop reliable and efficient systems for collecting and transferring information on animal identification, movement and performance. Allflex has manufacturing and technology subsidiaries in USA, Canada, Europe, Australia, New Zealand, Brazil and China. Allflex products are distributed in 80 countries worldwide. For the years ended December 31, 2003 and 2002, Allflex attained unaudited revenues of $84.1 million and $82.9 million, and unaudited operating profit of $21.7 million and $18.7 million, respectively. 5,6

Applied Digital Solutions, Inc. - Applied Digital, through its subsidiary Destron Fearing, has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. As the animal identification industry expanded, the Company culminated a merger of Fearing Manufacturing and Destron/IDI in November 1993. Their products range from visual ear tags attached to livestock, to electronic microchips implanted under the skin of pets, fish, laboratory animals and livestock. On April 25, 2000, Destron Fearing was acquired by Applied Digital Solutions, Inc. (ADSX - NASDAQ) for $84.6 million through a merger of its wholly owned subsidiary, Digital Angel Corporation. For the year ended December 2003, Applied Digital had revenues of $95.3 million and net income of $3.1 million. In Applied Digital's "Advanced Wireless" operating segment which includes Destron Fearing's and Digital Angel's businesses, revenues from this segment accounted for 38.5% of total revenues or $36.7 million during Fiscal 2003. 7

Trovan, Ltd. - Trovan is a privately held United Kingdom company established in 1988. Trovan is focused on developing and marketing RFID technology, telemetric systems and biomedical delivery technology. Trovan has established a network of distributors located in North America, South America, Europe, Asia, Australia, Africa and the Middle East. Users of their technology include Volkswagen, Daimler Benz, Coca Cola, Siemens, Nestle SA, Nissan, Merck, Samsung and Hoechst/Aventis in the private sector, as well as 60 government agencies in 13 countries around the world. 8

Other Competition - Other competition will come from the continued use of bar code tags in those countries that have not made it mandatory for users to purchase an RFID tag. The reason that bar code tags are used almost exclusively over an RFID tag is largely a function of price and the fact that previous RFID technology does not offer any significant benefits over bar code tags.

Competitive Advantages

Based on in-house research, the existing RFID technology available for livestock is centered on low frequency (30 to 300 KHz) tags and high frequency tags (3 to 30 MHz) which offers a read range up to three feet at a retail price point of $2.00 to $10.00 per tag. Low and high frequency livestock identification tags have been available in the market for approximately ten years yet there has been only a small level of adoption of this technology. This is largely because the read range is nominally greater than bar code tags that are currently priced at $1.00 to $1.50 per tag and because the technology has not fully met the requirements of most users.

Currently, we do not own any patents nor do we license any intellectual property used in our products. We are currently considering applying for patents on three of our products and have only recently begun discussions with patent attorneys and our engineers.

Our RFID technology utilizes a higher frequency of 915 MHz that provides a read range up to ten feet at a price point of $1.50 to $2.00 per tag. Some of our RFID tags also include a bar code to ensure a seamless transition for current bar code customers to adopt RFID technology. In addition, we will be developing RFID tags to offer read/write functionality allowing users to store additional data on each tag such as the animal's birth date, vaccinations, etc.

Our management team and board of directors have extensive experience in the RFID and Livestock industries. Strong relationships have been cultivated over numerous years with key participants in the livestock industry including relationships with key principals of national cattle associations, feedlots, packing plants, distribution groups and co-operatives, and primary producers. These relationships have been attained through personal contact, meetings, conferences and presentations, both within our current business operations and through prior business experience.

It is our belief that the adoption of any livestock identification method will require some form of mandatory requirement either through government legislation or import regulations by those countries that import meat and livestock. Currently, Canada has enacted legislation for mandatory identification of cattle and the European Union has enacted legislation for mandatory identification of all livestock. Other countries such as the United States, Australia, New Zealand, Argentina, Brazil, Taiwan and Thailand are considering similar requirements.

Our research and development activities over the last two years have included researching, designing and developing RFID tags for livestock identification. This entailed sourcing integrated circuit and reader manufacturers, whose products could perform under harsh environments, designing and optimizing an antenna to maximize read range, and developing an appropriate encapsulation process to protect these components from extreme weather conditions. Numerous tests were concluded in both a laboratory environment and under field conditions including farms, ranches, feedlots, and processing plants. These various tests have been conducted in Germany, China, Canada, Taiwan, Argentina, Australia, Thailand and Brazil.

Cautionary Factors that may Affect Future Results

(a). We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that Advanced ID can operate in a profitable manner. To date, we have an accumulated deficit of $(3,022,651) as of December 31, 2004. Even if we obtain future revenues sufficient to expand operations, increased production or marketing expenses would adversely affect liquidity of Advanced ID.

(b). We do not have an active market in our securities. If our common stock has no active trading market, you may not be able to sell your common shares at all.

We do not have an active public market for our common shares. The trading volume of our securities on the OTC Bulletin Board has averaged 142,441 shares per day over the last twelve months ended December 2004 ranging from an average low of 14,216 shares per day in the month of July 2004 to an average high of 287,678 shares per day during the month of January 2004. We cannot assure you that an active public market will ever develop. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

(c). We do not meet the requirements for our stock to be quoted on NASDAQ, American Stock Exchange or any other senior exchange and even though our stock is quoted on the OTC Bulletin Board, the tradability in our stock will be limited under the penny stock regulation.

The liquidity of our common stock would be restricted even after public listing if Advanced ID's common stock falls within the definition of a penny stock.

Under the rules of the Securities and Exchange Commission, if the price of the company's common stock on the OTC Bulletin Board is below $5.00 per share, the company's common stock will come within the definition of a "penny stock." As a result, it is possible that Advanced ID's common stock may become subject to the "penny stock" rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

   - Make a suitability determination prior to selling penny stock to the purchaser; - Receive the purchaser's written consent to the transaction; and
   - Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker/dealers to sell the company's common stock, and may affect the ability to resell the company's common stock.

(d). Our cash balances in banks and brokerage firms may exceed the insurance limits. Our liquidity may be negatively affected if these institutions should fail.

At December 31, 2004, we maintained cash balances with the Bank of Montreal, Canadian Imperial Bank of Commerce and Bank One. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. Our liquidity may be negatively affected if these institutions should fail.

(e). We are dependent on Barry Bennett and key management personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

Our success is dependent upon, among other things, the services of Barry Bennett, CEO, president and director. The loss of Mr. Bennett's services, for any reason, could have a material adverse effect on our business, operations and financial condition. We do not have key-man life insurance policy for Mr. Bennett. The expansion of our business will place further demands on existing management and future growth. Profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

(f). We are in an intensely competitive industry. There are numerous competitors offering various components of the type of products and services we offer. Also, there is no certainty that additional competitors will not enter markets that we intend to serve.

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

(g). Your vote may not affect the outcome of any shareholder vote since our principal stockholder currently retains approximately 38% of our outstanding stock.

For instance, Heritage Ventures, Ltd. may be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions.

(h). Changes in foreign policies could have an adverse effect on our operations. All marketing will be done in-house and through international distributors.

There is no certainty that our marketing strategies will be effectively implemented. A portion of our marketing will be done through international distributors. Changes in foreign policies by international governments could have a material negative effect on our marketing strategies.

To date we have entered into three distribution agreements. In May 2003, Advanced ID announced that we had signed an agreement with Loving Kindness International Technology Co., Ltd. (LKIT) for the distribution of its products in Taiwan. LKIT is one of the largest suppliers of veterinary products in Taiwan, servicing the needs of the companion animal and livestock markets. In November 2003, Advanced ID announced that we had reached an agreement with Natural Fields S.A. of Argentina for distribution in that country. Natural Fields S.A. is one of the largest exporters of cattle to Europe and the United States. In January 2004, Advanced ID announced that we had signed an agreement with Trace Australia Pty Ltd. as its exclusive distributor for Australia. Trace Australia is a wholly owned subsidiary of Polymer Direct Australia Pty Ltd. ($30 million annual revenues) and was established specifically to focus on the development and distribution of RFID applications.

(i). Our success may depend on the ability of our distributors to implement viable marketing initiatives.

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

(j). Changes in the foreign exchange rate could negatively affect our profitability.

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

(k). We may be subject to product obsolescence that could result in reduced profitability.

The markets for our products are characterized by evolving industry standards, technological changes and changing customer needs. The introduction of products embodying new technologies and the emergence of new microchips or software could render our existing products obsolete and unmarketable. Consequently, our success will depend upon our ability to successfully develop and introduce new and enhanced products that evolves with technological and industry developments, industry standards and customer needs. The timing and success of product development is unpredictable due to the inherent uncertainty in anticipating technological developments, difficulties in identifying and correcting design flaws and market acceptance. Any significant delay in releasing new products or enhancements could have a material adverse effect on the success of new products or enhancements that could have a material adverse effect on our business. There is no certainty that we will be able to introduce new products on a timely basis, that such products will achieve any market acceptance or that any such market acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on our business.

(l). We will also depend on technology from third parties and should there be any problems or delays, this could have a material adverse effect on our business.

We will contract with third parties to provide some of the technological components regarding our products. We cannot assure you that, if we cannot contract with these parties on terms favorable to us, that we will be profitable. We have outsourced the design and manufacturing of the antennae utilized as one of the key components in Advanced ID's RFID products to KSW Microtec AG of Germany. In addition, Advanced ID has outsourced manufacturing of the plastic encapsulation of its RFID tags to Guide-Trend Co., Ltd. of China. In April 2003, Advanced ID announced it had signed a strategic partnership agreement with both Guide-Trend and KSW to perform its respective functions as described above. Under each partnership agreement, there are no general contractual requirements as the terms are negotiated and specified for each purchase order based on volumes purchased.

(m). Our business may be negatively affected by the misappropriation of our intellectual property.

We have entered into confidentiality and assignment agreements with our employees, suppliers and contractors, and non-disclosure agreements with outside parties with which we conduct business, in order to limit access to and disclosure of our proprietary information. There is no certainty that these contractual arrangements will protect our intellectual property from misappropriation or deter third party development of similar technologies. We will pursue registration of our trademarks and may license our proprietary rights to third parties. While we will attempt to ensure the quality of our brand names is maintained by distributors and licensees, there is no certainty that such distributors and licensees will not take action that might materially adverse effect our business, operations and financial condition.

(n). Our funding transaction concluded in January 2004 has resulted in the issuance of a total of 3,075,341 common shares and has increased dilution.

As a result of the HEM Mutual Assurance LLC Debenture Agreement as acquired by Advanced ID in a merger agreement with AIDO Acquisition, Inc. and Universal Pet Care, Inc. on January 20, 2004, $995,500 in principal amount of the First Debenture became convertible into unrestricted shares of Advanced ID common stock at a conversion price that is the lower of $0.95 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. $4,500 in principal amount of the Second Debenture also became convertible into unrestricted shares of Common Stock at a conversion price of $0.01 per share. The conversion price and number of shares of Common Stock issuable upon conversion of the First and Second Debentures is subject to adjustment for stock splits, stock dividends, combinations and other dilutive events. As a requirement of the Debenture Agreement, a total of 50 million shares were held in escrow. Effective June 29, 2004, the remaining balance owing on the $995,500 debenture was converted into Advanced ID common stock. As a result, the $995,500 debenture and the $4,500 debenture, plus accrued interest, have been fully converted thereby terminating this Debenture Agreement. A total of 3,075,341 common shares were issued to pay back both debentures. The remaining 46,924,659 shares held in escrow were returned to Advanced ID's transfer agent and canceled.

The object of our business model is to be a viable, profitable entity. Should one or several of these factors be implemented or become effective, this could adversely affect our objective and as such, place any investment in us at risk.

Trademarks and Patents

We will be filing trademark registrations for certain brand names. In addition, we have secured the following Internet names: avidcanada.com, advancedidcorp.com and advancedid.ca. We have also identified additional trademarks and URLs that we plan to register in the immediate future. We currently do not have any patents registered.

Employees

We presently have eight full-time employees and one part-time employee. We have entered into consulting agreements with six other parties to perform such duties as technical support, software development, channel development, product development, marketing and sales.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently have an agreement to lease office premises until August 31, 2007. We have committed to leasing approximately 2,304 rentable square feet and are obligated to pay basic rent and operating costs for a total cost of $1,500 per month. The real property utilized by Advanced ID is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage.

ITEM 3.  LEGAL PROCEEDINGS.

There are currently no pending or threatened legal proceedings which involve us or against any of our officers or directors as a result of their capacities with Advanced ID.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is traded over the counter and is quoted by the Over The Counter Bulletin Board (OTCBB) under the trading symbol AIDO. Our common stock began trading on the OTCBB effective October 17, 2002 upon conclusion of our reverse merger with USA Sunrise Beverages, Inc. The market prices noted below were obtained from the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                      Fiscal 2004                                      Fiscal 2003
                                      -----------                                      -----------
                             High                     Low                      High                     Low
                             ----                     ---                      ----                     ---
First Quarter               $1.23                    $0.65                    $0.17                    $0.06
Second Quarter              $0.72                    $0.27                    $0.40                    $0.08
Third Quarter               $0.45                    $0.22                    $0.50                    $0.20
Fourth Quarter              $0.77                    $0.17                    $1.32                    $0.27

Holders

As of March 24, 2005, the approximate number of shareholders of common stock of Advanced ID was 1,602.

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

Securities Authorized For Issuance under Equity Compensation Plans

--------------------------------- ------------------------------ ------------------------------- ------------------------
Plan Category                     Number of Securities to be     Weighted Average Exercise       Number of Securities
                                  Issued Upon Exercise of        Price of Outstanding Options,   Remaining Available for
                                  Outstanding Options,           Warrants and Rights             Future Issuance
                                  Warrants and Rights
--------------------------------- ------------------------------ ------------------------------- ------------------------
                                               (a)                            (b)                          (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------
Equity Compensation Plans
Approved by Security Holders                   n/a                            n/a                             n/a
--------------------------------- ------------------------------ ------------------------------- ------------------------
Equity Compensation Plans Not               2,002,500                        $0.35                              2,219,034
Approved by Security Holders
--------------------------------- ------------------------------ ------------------------------- ------------------------
Total                                       2,002,500                                                           2,219,034
--------------------------------- ------------------------------ ------------------------------- ------------------------

Recent Sales of Unregistered Securities

(i) Fiscal 2003 Transactions

On April 2, 2003, a total of 850,000 options were issued to the directors which included Hubert Meier, Todd Noble, Seymour Kazimirski and Barry Bennett for services performed as directors.

On April 28, 2003, we entered into a convertible debenture agreement with one of our directors, Che Ki Li to raise up to $100,000 in capital. As part of this agreement, we issued a total of 250,000 warrants to Mr. Li.

On July 7, 2003, we issued 320,000 shares of our common stock to one of our directors, Hubert Meier, for consulting services rendered in connection with product development and engineering.

On July 16, 2003, we issued 265,053 shares of our common stock to one of our directors, Seymour Kazimirski, for consulting services rendered in connection with the development of sales and distribution channels.

On August 22, 2003, we issued 44,099 shares of our common stock to one of our directors, Seymour Kazimirski, for consulting services rendered in connection with the development of sales and distribution channels.

On October 9, 2003, we issued 190,000 shares of our common stock to one of our officers and a director, Todd Noble as consideration for his agreement to join the company in October 2002, the payment of which has been outstanding since this date.

On October 17, 2003, we issued 320,000 shares of our common stock to one of our directors, Hubert Meier, who exercised 320,000 warrants at $0.10 per warrant for total proceeds of $32,000.

On October 20, 2003, we issued 100,000 shares of our common stock to one of our directors, Che Ki Li, who exercised 100,000 options at $0.10 per option for total proceeds of $10,000.

On November 18, 2003, we issued 100,000 shares of our common stock to one of our directors, Seymour Kazimirski, who exercised 100,000 options at $0.10 per option for total proceeds of $10,000.

All of the securities issued in 2003 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

(ii) Fiscal 2004 Transactions

On January 12, 2004, we issued a total of 500,000 shares of our common stock and a total of 122,500 warrants to four investors, Virginia Brown, David Wagner, Blake Communications, Inc. and Kelly Simon who purchased such shares pursuant to a Section 4(2) subscription agreement.

On January 12, 2004, we issued 25,000 shares of our common stock to FA Ventures Inc. as a finder's fee rendered in connection with the execution of the above noted subscription agreements.

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

During March through December 2004, we issued a total of 300,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

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

On November 5, 2004, we issued 150,000 shares of our common stock to Hubert Meier who exercised 150,000 of his options at $0.10 per share for total proceeds of $15,000.

On December 1, 2004, we issued 230,832 shares of our common stock to Sohan Jeerh to payoff a loan agreement with an outstanding principal balance of $57,708.

Except as noted, all of the securities issued in 2004 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

(iii) Fiscal 2005 Transactions

On January 4, 2005, we issued 100,000 options to one of our employees with an exercise price of $0.38, the closing bid price on the date the options were issued. One half of the options will vest on the first anniversary date and the balance will vest on the second anniversary date of issuance.

During January and February 2005, we issued a total of 60,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

All of the securities issued in 2005 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations for the Fiscal Years Ended December 31, 2004 and December 31, 2003.

The net loss of $1,867,315 for the year ended December 31, 2004 was larger by $1,506,113 or 417% versus last year due to higher operating expenses attributed largely to a significant increase in our research and development costs. In addition, we incurred significant non-cash interest charges related to a convertible debt financing. The specific details of these changes are discussed below.

Revenues

Revenues of $896,121 during the year ended December 31, 2004 decreased by $66,867 or 7% over last year. The decrease in revenues for the year ended December 2004 was due to increased competition in our companion animal/biological sciences division. This increase in competition during 2004 resulted when Pethealth Inc., a provider of insurance and integrated health related information services to the North American companion animal market, entered the market in February 2003 as a reseller of Allflex's RFID microchips and readers. Pethealth has used the sale of microchips to the companion animal industry to secure additional clients in which to sell its pet insurance. We expect that as long as Pethealth continues to sell their products at significantly lower prices than us, and which we believe is being sold at a loss from time to time, it will continue to have a negative impact on our sales and market share for future reporting periods.

Revenues were higher during the year ended December 2003 because we received significant orders from two customers in the fisheries industry whereas similar orders from the same customers have been deferred to the first quarter of 2005. The decrease in revenues during the year ended December 2004 is also due to a one-time customer order received in March 2003 and which was valued at $37,287. The decrease in revenues from the companion animal/biological sciences division was offset by an increase in revenues of $36,690 from our livestock division related to the partial fulfillment of a purchase order received from our Argentina distributor.

We expect that the continued acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domestic species, increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities, and the actions by government and industry officials to implement identification and trace back systems in the livestock industry to minimize or eliminate the spread of diseases and ensure food safety will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Cost of Revenues

Cost of Revenues of $459,167 for the year ended December 31, 2004 decreased by $41,804 or 8% over the previous year. The decrease in Cost of Revenues is attributed to a lower volume of products sold during the current year ended December 2004 and due to a weaker US dollar relative to the Canadian dollar. All of our products purchased for resale in the companion animal and biological sciences markets are paid for with US Dollars and sold in Canadian Dollars.

Research and Development

Research and development expenses of $463,701 for the year ended December 2004 increased by $377,085 or 435% over last year's comparable period. This increase is due to development fees associated with the completion of our second generation DataTRAC(TM) RFID tags for large sized livestock and for the development of our first generation DataTRAC(TM) RFID tags for small to medium sized livestock.

Selling, General and Administrative

For the year ended December 31, 2004, selling, general and administrative expenses of $837,123 were higher by $137,602 or 20% over last year largely because of $128,363 in higher corporate communications charges; $96,194 in higher salary expenses related to the addition of new staff; and $19,879 in higher professional fees related to legal and audit services. The higher costs in the above noted areas were offset by a reduction of $62,751 in consulting expenses resulting from a reallocation to research and development costs, and from lower other general business expenditures.

Consulting expenses for the year ended December 31, 2004 of $139,153 were lower by $18,413 or 12% over the previous year. The decrease in consulting expenses was largely due to the hiring of our Chief Financial Officer effective July 16, 2003 who was previously paid as a consultant. It is our expectation that our consulting expenses will stay at these current levels for future reporting periods.

Our consultants include Seymour Kazimirski, Hubert Meier, both of whom also serve as directors, Todd Noble, who is the Chief Financial Officer and a Director (Mr. Noble was hired as an employee effective July 16, 2003), Gottfried Auer, Saran Yimsrijalernkit, and Keith Taite. For Messrs. Kazimirski, Meier and Noble, please refer to the section titled "Business Experience of Officers and Directors" for their qualifications. Messrs. Auer and Yimsrijalernkit of AFG Asia Engineering Co., Ltd. are professional engineers who have led the design, development, testing and implementation of our RFID livestock tags and readers. Mr. Taite is a professional engineer specializing in software development for Honeywell Inc., a diversified technology and manufacturing leader of aerospace products and services; control technologies for buildings, homes and industry; automotive products; power generation systems; specialty chemicals; fibers; plastics and advanced materials. Mr. Taite has led the development of our software system to manage data from our RFID readers to computers.

Gain on Sale of Investment

On September 30, 2002, we entered into an agreement whereby we loaned a third party a total of $5,000 for a one year term and which accrued interest at 12% per annum. At the end of the term, we elected to receive the repayment of our principal and $576 in interest in the form of common shares which were subsequently sold for a gain of $3,781.

Interest Expense

During the year ended December 31, 2004, interest expense of $1,007,832 was higher by $970,750 or 2,618% over last year. Of the total of $1,007,832 in interest expense during 2004, $971,785 is attributed to non-cash interest related to the discount on Debentures that matured on June 29, 2004, $12,551 is non-cash interest related to a Note Payable owing to one of our Directors, $7,370 is accrued interest related to the Director's note payable, and $16,126 is interest expense paid on our outstanding notes payable.

For the year ended December 31, 2003, interest expense of $37,082 was comprised of $28,798 in interest expense paid on our outstanding notes payable with the balance of $8,284 resulting from non-cash and accrued interest related to a Note Payable owing to one of our Directors.

As at December 31, 2004, we had only one remaining note payable outstanding which accrues interest at 10% per annum and to which non-cash interest is charged (See Note 8 of our audited financials).

Liquidity and Capital Resources

As at December 31, 2004, we had cash and cash equivalents of $576,484.

During the year ended December 2004, net cash used in operating activities of $671,402 was higher by $613,965 or 1,069% as compared to the year ended December 2003. Cash used by operating activities during 2004 resulted primarily from our increase in research and development, and general and administrative expenses.

During the year ended December 2004, net cash used by investing activities of $17,439 was higher by $550 or 3% over the prior year ended December 2003. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the year ended December 2004, net cash provided by financing activities of $1,174,117 provided higher cash of $1,063,033 or 957% as compared to the previous year ended December 2003. During 2004, cash has been provided through proceeds from a convertible debenture, proceeds raised from the sale of stock through a subscription agreement and proceeds from exercised options, offset by payments on notes payable and financing commissions.

During 2004, we secured $250,000 in gross proceeds on January 12, 2004 pursuant to a share subscription agreement with four third party investors. In addition, we secured $1 million in gross proceeds on January 20, 2004 from HEM Mutual Assurance LLC in the form of a convertible debenture (See Note 4 of the audited financials). As of June 29, 2004 the entire balance of $1 million plus accrued interest was converted into 3,075,341 shares of our common stock and was effectively terminated. This equates to an average conversion value of $0.33 per share. During the time the convertible debenture agreement was in place from January 20, 2004 to June 29, 2004, our stock price ranged from $0.28 to $1.06 per share. Our obligations under this debenture agreement included limiting our ability to enter into another convertible debenture while the debenture remained outstanding thereby potentially impacting our ability to secure additional liquidity and capital. (See our Form 8-K filed on February 10, 2004 to review the debenture agreements in their entirety).

The debenture accrued interest at 1%; therefore Advanced ID discounted the payments due under the agreement using a discount rate of 18% and recorded a discount to the note totaling $562,891. This discount was amortized over the term of the note as interest expense. In addition, under generally accepted accounting principles, Advanced ID was required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The debt discount recorded related to the beneficial conversion feature was $437,109. This debt discount was amortized and charged to interest expense over the term of debenture agreement. Since the investors converted the debentures prior to the maturity of the agreement then generally accepted accounting principles required Advanced ID to expense the unamortized balance of the debt discount in full.

Currently in the global livestock industry, countries such as the United States, Taiwan, Australia, New Zealand, Thailand, Argentina and Brazil are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action is to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing nations such as the European Union, Asia and North America are demanding that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next seven to ten months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next seven to ten months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $60,000 to $75,000 per month. Assuming no changes, our cash requirements over the next twelve months are estimated to include $9,000 per month for consulting related to research and development expenses; $10,700 per month in other consulting expenses; $21,000 per month in salaries; $1,200 per month in marketing initiatives; and $14,200 for general and administrative expenses. In addition, our product purchases are estimated to be $29,000 per month. It is our intent to secure a market share in the livestock identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. No firm commitment arrangements have been entered into for future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

ITEM 7.  FINANCIAL STATEMENTS AND NOTES TO FINANCIALS.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  Advanced ID Corporation
  Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Advanced ID Corporation as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income and cash flows for each year in the two-year period ended December 31, 2004. These financial statements are the responsibility of Advanced ID's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced ID Corporation as of December 31, 2004 and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

March 21, 2005

                             ADVANCED ID CORPORATION
                           CONSOLIDTATED BALANCE SHEET
                                DECEMBER 31, 2004

                                          ASSETS

CURRENT ASSETS:
   Cash                                                                            $    576,484
                                                                                         51,952
   Trade accounts receivable, net of allowance for doubtful accounts of $4,740       25,492,200
   Inventory                                                                             78,895
   Prepaid expenses                                                                       3,738
                                                                                   ------------
                         Total current assets                                           711,069
   Property and equipment, net                                                           25,235
                                                                                   ------------
                         Total assets                                              $    736,304
                                                                                   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $     90,615
   Advances from related parties                                                         46,268
   Accrued liabilities                                                                   61,502
                                                                                   ------------
                         Total current liabilities                                      198,385
                                                                                   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.01 par; 500,000 shares authorized; none issued -
   Common stock, $0.01 par; 100,000,000 shares authorized; 42,155,341 shares
     outstanding                                                                        421,553
   Additional paid-in capital                                                         3,113,563
   Accumulated deficit                                                               (3,022,651)
   Accumulated other comprehensive income                                                25,454
                                                                                   ------------
                         Total stockholders' equity                                     537,919
                                                                                   ------------
                         Total liabilities and stockholders' equity                $    736,304
                                                                                   ============

      See accompanying summary of accounting policies and notes to financial statements.

                             ADVANCED ID CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                   2004            2003
                                                              ------------    ------------
REVENUES                                                      $    896,121    $    962,988
COST OF REVENUES                                                   459,167         500,971
                                                              ------------    ------------
      Gross profit                                                 436,954         462,017

RESEARCH AND DEVELOPMENT EXPENSE                                   463,701          86,616
SELLING, GENERAL AND ADMINSTRATIVE EXPENSE                         837,123         699,521
                                                              ------------    ------------

      Loss from operations                                        (863,870)       (324,120)
                                                              ------------    ------------

OTHER INCOME (EXPENSE):
   Gain on Sale of Investment                                        3,781              --
   Interest income                                                     576              --
    Other income                                                        30              --
   Interest expense                                             (1,007,832)        (37,082)
                                                              ------------    ------------
                                                                (1,003,445)        (37,082)
                                                              ------------    ------------

      Net loss                                                $ (1,867,315)   $   (361,202)
                                                              ============    ============

      Basic and diluted loss per share                        $      (0.05)   $      (0.01)
                                                              ============    ============

      Basic and diluted weighted average shares outstanding     40,741,674      36,618,904
                                                              ============    ============

      See accompanying summary of accounting policies and notes to financial statements.

                            ADVANCED ID CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003


                                                                                                                  Total
                                                                 Additional     Accumulated                    Stockholders'
                                         Common Stock             Paid -in     Comprehensive     Retained        Equity
                                   Shares         Amounts         Capital         Income          Deficit       (Deficit)
                                  ----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 2002        35,000,999    $   350,010    $   155,852    $    55,338    $  (794,134)   $  (232,934)
Comprehensive loss:
   Net loss                               --             --             --             --       (361,202)      (361,202)
   Foreign currency                       --             --             --        (54,206)            --        (54,206)

      Total comprehensive loss            --             --             --             --             --       (415,408)


Shares issued for:

   Services                        2,178,169         21,782        213,932             --             --        235,714

   Options/Warrants Exercised        520,000          5,200         46,800             --             --         52,000

Note Payable Discount                     --             --         37,641             --             --         37,641

Conversion of Debt to Equity              --             --        197,857             --             --        197,857
                                  ----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 2003        37,699,168        376,992        652,082          1,132     (1,155,336)      (125,130)

Comprehensive loss:

   Net loss                               --             --             --             --     (1,867,315)    (1,867,315)

   Foreign currency                       --             --             --         24,322             --         24,322

      Total comprehensive loss            --             --             --             --             --     (1,842,993)


Shares issued for:

   Services                          425,000          4,250        220,100             --             --        224,350

     Cash                            500,000          5,000        245,000             --             --        250,000

   Options Exercised                 200,000          2,000         18,000             --             --         20,000
Beneficial conversion and
    discount amortization                 --             --        969,180             --             --        969,180
Financing Commission - Cash          (17,500)       (17,500)

Financing Commission - Stock          25,000            250           (250)            --             --             --

Conversion of Debt to Equity       3,306,173         33,061      1,026,951             --             --      1,060,012
                                  ----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 2004        42,155,341    $   421,553    $ 3,113,563    $    25,454    $(3,022,651)   $   537,919
                                  ==========    ===========    ===========    ===========    ===========    ===========

                             ADVANCED ID CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                    2004           2003
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(1,867,315)   $  (361,202)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    8,494          4,310
         Stock issued for services                                                   224,350        235,714
         Non-Cash interest                                                           969,180          8,368
      Change in assets and liabilities:
         Trade accounts receivable                                                   (16,581)        12,304
         Other receivables                                                             7,197          4,761
         Inventory                                                                   (40,740)        (2,118)
         Other current assets                                                            824         (2,007)
         Accounts payable                                                              1,448         37,862
         Accrued liabilities                                                          41,741          4,571
                                                                                 -----------    -----------
Net cash used in operating activities                                               (671,402)       (57,437)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                          (17,439)       (16,889)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related party                                                           --         50,000
   Proceeds from convertible debenture                                             1,000,000             --
   Proceeds from notes payable                                                            --         41,127
   Proceeds from sale of stock                                                       250,000             --
    Proceeds from options exercised                                                   20,000         52,000
    Financing commissions                                                            (17,500)            --
   Principal payments on notes payable                                               (78,383)       (32,043)
                                                                                 -----------    -----------
Net cash provided by financing activities                                          1,174,117        111,084
                                                                                 -----------    -----------

Effect of Exchange Rate Changes on Cash                                               30,636        (12,602)
                                                                                 -----------    -----------

NET INCREASE IN CASH                                                                 515,912         24,156

CASH AND CASH EQUIVALENTS, beginning of year                                          60,572         36,416
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                           $   576,484    $    60,572
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                           $    16,126    $    26,292

NON CASH FINANCING ACTIVITIES:
   Debt exchanged for common stock in reverse acquisition                        $        --    $   197,857
    Note Payable exchanged for common stock                                      $    57,708    $        --
    Debt and accrued interest converted into common shares                       $ 1,002,305    $        --

                             ADVANCED ID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

Advanced ID Corporation (Advanced ID) was originally incorporated in South Dakota on August 13, 1990. Advanced ID is in the business of marketing RFID products for the purpose of identification and trace back of animals in the companion animal, biological sciences and agricultural sectors. Advanced ID is the Canadian re-seller of products manufactured by Avid Marketing Inc. In 2004, Advanced ID began commercializing its proprietary ultra high frequency DataTRAC(TM) tags, readers, and trace back management solutions to minimize or eliminate the spread of disease, and the resulting impact of biosecurity and food safety issues related to the livestock industry.

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

Foreign Currency Translation

Since Advanced ID is located in Canada, the Canadian dollar has been designated as the functional currency. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2004. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' deficit.

Revenue Recognition

Advanced ID recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable and collectibility is probable.

Product sales are recognized by Advanced ID generally at the time product is shipped. At the time revenue is recognized, Advanced ID provides for the estimated cost of product warranties and reduces revenue for estimated product returns.

When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Shipping and handling costs are included in cost of goods sold.

Long-lived Assets

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

Certain 2003 amounts have been reclassified to conform to 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

Stock Options

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Advanced ID recognized $0 and $58,000 of compensation in 2004 and 2003, respectively under APB No. 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years.

On April 2, 2003, Advanced ID's board of directors approved the issuance of options to acquire 850,000 shares of common stock at $0.10 per share to four directors. The options vest 50% on October 17, 2003 and 50% on October 17, 2004. As of December 31, 2003, 200,000 of such options were exercised leaving a balance of 650,000.

On April 22, 2004, Advanced ID's board of directors approved the issuance of options to acquire 1,150,000 shares of common stock at $0.50 per share to five directors. The options vest 50% on April 22, 2005 and 50% on April 22, 2006.

On May 18, 2004 pursuant to the Plan, Advanced ID's Board of Directors approved the issuance of options to acquire 30,000 shares of common stock at $0.38 per share to six employees/consultants. The options vest 50% on May 18, 2005 and 50% on May 18, 2006.

The following table illustrates the effect on net income and earnings per share if Advanced ID had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                Twelve Months Ended
                                                    December 31,
                                            --------------------------
                                               2004           2003
                                            -----------    -----------

   Net loss, as reported                    $(1,867,315)   $  (361,202)

Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards          (37,773)       (37,773)
                                            -----------    -----------
   Pro forma net loss                       $(1,905,088)   $  (398,975)
                                            ===========    ===========

   Pro forma net loss per share:
   Basic and diluted - as reported          $     (0.05)   $     (0.01)
                                            ===========    ===========
   Basic and diluted - pro forma            $     (0.05)   $     (0.01)
                                            ===========    ===========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 10 years.

NOTE 2 - COMMON STOCK

During 2004, Advanced ID issued a total of 4,456,173 shares of common stock valued at $1,577,613 using the closing bid price of the company's stock on the date issued to the following: 500,000 shares to four parties related to a private placement for $250,000; 25,000 shares as a finder's fee for $23,250; 375,000 shares for consulting services valued at $199,350; 50,000 shares to five members of the Board of Directors for $25,000 in services; 200,000 shares related to the exercise of options resulting in proceeds of $20,000; 3,075,341 shares related to the conversion of a debenture valued at $1,002,305 in principal and interest; and 230,832 shares related to the conversion of a note payable valued at $57,708.

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

In addition, the Debentures may not be converted if after such conversion the holder would beneficially own more than 5% of Advanced ID's then outstanding Common Stock, unless HEM waives this limitation by providing Advanced ID 75 day's prior notice.

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

As at December 31, 2004, all $1,000,000 in convertible debentures plus accrued interest had been converted into a total of 3,075,341 shares of Advanced ID common stock. Consequently, the Convertible Debenture Purchase Agreement was terminated effective June 29, 2004, the day on which the final outstanding amount in debentures was converted into Advanced ID common stock.

NOTE 3 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately $2,840,000 at December 31, 2004, and will expire in various years through 2011. Advanced ID recorded an increase in the valuation allowance of $630,000 and $143,000 for the years ended December 31, 2004 and 2003, respectively.

Deferred income taxes consist of the following at December 31, 2004:

                                                              2004
                                                         ---------------
Long-term:
   Deferred tax assets                                   $      966,000
   Valuation allowance                                         (966,000)
                                                         --------------
                                                         $            -
                                                         ==============

NOTE 4 - COMMITMENTS

On April 15, 2003, Advanced ID entered into a consulting agreement with Gottfried Auer related to the development and engineering of the company's various RFID products. Under the terms of the consulting agreement, compensation is based on a retainer of $5,000 per month for an initial term that expired December 31, 2003, and which is currently month to month. The consultant is entitled to receive a bonus of up to $50,000 upon satisfaction of certain conditions. This agreement may be terminated by either party upon prior written notice of 30 working days.

Employment Agreements

On January 1, 2004, Advanced ID entered into an employment agreement with Barry Bennett, our CEO. The agreement has no specific term and may be terminated by Advanced ID or Mr. Bennett, subject to the other provisions of the agreement. Mr. Bennett shall receive an annual salary of $92,000 Canadian dollars and a bonus determined at the sole discretion of the board of directors.

On January 1, 2004, Advanced ID entered into an employment agreement with Todd Noble, our CFO. The agreement has no specific term and may be terminated by Advanced ID or Mr. Noble, subject to the other provisions of the agreement. Mr. Noble shall receive an annual salary of $78,000 Canadian dollars and a bonus determined at the sole discretion of the board of directors.

Operating Lease

Advanced ID entered into a sub-lease on June 1, 2003 for 2,304 square feet of office space with such term expiring August 31, 2007. Total rent expense for 2004 and 2003 was approximately $18,443 and $23,930, respectively.

At December 31, 2004, future minimum lease payments under this operating lease are as follows:

2005                                             $       18,443
2006                                                     18,443
2007                                                     12,295
                                                 --------------
                                                 $       49,181

NOTE 5 - STOCK OPTIONS AND WARRANTS

Options:

On April 22, 2004 and April 2, 2003 pursuant to Advanced ID's Stock Option and Incentive Plan (the "Plan"), Advanced ID's Board of Directors approved the issuance of options to acquire 1,150,000 and 850,000 shares of common stock at $0.50 and $0.10 per share respectively to its directors. Under the Plan, the number of options granted to any individual will not exceed 10% of the issued and outstanding Common Stock of the Company. Of the 850,000 options, 50% vested on October 17, 2003 with the balance vested on October 17, 2004. Of the 1,150,000 options, 50% vested on April 22, 2005 with the balance vested on April 22, 2006.

On May 18, 2004 pursuant to the Plan, Advanced ID's Board of Directors approved the issuance of options to acquire 30,000 shares of common stock at $0.38 per share to six employees/consultants. Of the 30,000 options, 50% vest on the first anniversary with the balance vesting on the second anniversary.

        The following table summarizes stock option activity:

Outstanding, January 1, 2004                               650,000
Granted                                                  1,180,000
Canceled or expired                                             --
Exercised                                                 (200,000)
                                                        ----------
Outstanding, December 31, 2004                           1,630,000
                                                        ==========
Exercisable at December 31, 2004                           650,000
                                                        ==========
Weighted-average grant-date fair value of
   options, granted during the year                     $     0.43
                                                        ==========

Weighted-average remaining, years of contractual life         9.10
                                                        ==========

Warrants:

During 2004, Advanced ID issued warrants to acquire 122,500 shares of Advanced ID common stock at $1.00 per share in conjunction with a private placement to raise $250,000 among four investors. The warrants expire on January 12, 2007.

During 2003, Advanced ID issued warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share in conjunction with a $50,000 note payable. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value on the date issued. The fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 2 years.

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

As of December 31, 2004, Advanced ID had the 372,500 warrants noted above outstanding of which 250,000 warrants expire April 28, 2006 and 122,500 warrants expire on January 12, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances from related parties included an unsecured advance from Barry Bennett, Advanced ID's president and director, totaling approximately $7,138. The funds were advanced to Advanced ID on September 26, 2001 for an undefined term at an interest rate of 10% per annum. On March 16, 2004, the principal plus accrued interest was paid in full to Mr. Bennett.

On April 28, 2003, Advanced ID signed a convertible debenture agreement with a Director. The lender provided a loan for $100,000, with $50,000 received upon execution and the balance to be received upon satisfaction of specific conditions. At December 31, 2004, Advanced ID had received $50,000 under the agreement. The outstanding note is due on April 28, 2006 and bears interest at 10% per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan. During the twelve months ended December 31, 2004 and 2003, Advanced ID recorded $12,552 and $8,368, respectively, of interest expense related to the discount on the note. The net balance of the note at December 31, 2004 was $46,268.

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. For fiscal 2004, Mr. Kazimirski was paid consulting fees totaling $92,551. For fiscal 2003, Mr. Kazimirski was paid consulting fees totaling $76,930 of which $64,814 was paid in the form of common stock of Advanced ID based on current market prices. This equated to a total of 408,169 shares.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(TM) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expires in three years. For fiscal 2004, Mr. Meier was paid consulting fees totaling $33,867. For fiscal 2003, Mr. Meier was paid consulting fees totaling $42,903 of which $32,000 was paid in the form of common stock of Advanced ID based on current market prices. This equated to a total of 320,000 shares.

On October 9, 2003, 190,000 shares of our Common Stock were issued to one of our Officers as consideration for his agreement to join Advanced ID. Advanced ID recorded $58,900 of expense in 2003 for the issuance of the stock based on the closing price on the date issued.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2004 and 2003, amounts due from Canadian customers which exceeded 10% of trade accounts receivables amounted to an aggregate of $31,727 from two customers and $29,654 from three customers, respectively.

For those customers that accounted for greater than 10% of our total revenues, we had one customer that accounted for 21% of our total revenues in 2004 while four customers accounted for 15%, 15%, 14% and 11%, respectively, of total revenues in 2003.

Two suppliers accounted for 100% of our total purchases of inventory for both 2004 and 2003.

NOTE 8 - SUBSEQUENT EVENTS

On January 4, 2005, Advanced ID issued 100,000 options to one of its employees with an exercise price of $0.38, the closing bid price on the date the options were issued. One half of the options will vest on the first anniversary date and the balance will vest on the second anniversary date of issuance.

In January and February 2005, Advanced ID issued a total of 60,000 shares of our Common Stock to Financial Capital Consultants for consulting services rendered in connection with corporate communications. The shares will be valued based on the average closing bid price during the month in which they were earned.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors, Officers and Significant Employees

Our Bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at five pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. The directors, officers and significant employees are as follows:

NAME AND ADDRESS                                     AGE      POSITIONS HELD                       SINCE
----------------                                     ---      --------------                       -----

Barry Bennett, Calgary, Alberta                      53       Director, President & CEO          October 2002
Bill Hoffman, Oxford, Michigan                       55       VP, Business Development           October 2004
Seymour Kazimirski, Honolulu, Hawaii                 58       Director                           October 2002
Che Ki Li, Shenzhen, China                           58       Director                           May 2003
Hubert Meier, Kowloon, Hong Kong                     58       Director                           February 2003
Todd Noble, Calgary, Alberta                         41       Director, CFO & Secretary          October 2002

Business Experience of Officers, Directors and Significant Employees

Barry Bennett, B.Sc., P.Ag. - Director, President & CEO. Prior to joining Advanced ID, Mr. Bennett was General Manager of the Canadian Simmental Association from August 1990 to February 2001, a 4,000 member organization responsible for pedigree business related to Simmental cattle. From February 1977 to August 1990, Mr. Bennett was with the Canadian Imperial Bank of Commerce where he served in various positions with the Agriculture division and with his final posting as the Alberta Regional Manager of Agriculture.

Bill Hoffman - VP Business Development & Marketing. Prior to joining Advanced ID, Mr. Hoffman was the Senior Business Development Manager for radio frequency identification from June 2000 to July 2004 for Intermec Technologies Corporation, a global supply chain solutions provide and developer, manufacture and integrator of wired and wireless automated data collection, radio frequency identification and mobile computing systems. From August 1996 to June 2000, Mr. Hoffman operated his own company, W.J. Hoffman Systems, specializing in barcode systems consultation and integration.

Seymour Kazimirski - Director. In 1995, Mr. Kazimirski established Hawaii Pet Care Alliance which is involved in radio frequency identification for companion animals, and where he continues to serve as President. From 1995 to 1998, Mr. Kazimirski consulted to AVID Inc., a manufacturer of radio frequency identification microchips and readers. In 1993, Mr. Kazimirski established Global Consulting which houses his consulting operations that specializes in finance, administration and marketing. In 1980, Mr. Kazimirski established Florexotica International Inc., an import/export business acquiring products from Asia and Europe, and resold to U.S. military and major retail stores.

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

Hubert Meier - Director. Mr. Meier is a graduate of electronic engineering at Oskar von Miller Polytech in Munich. Mr. Meier has been operating his own consultancy firm specializing in radio frequency identification technology since May 2002. Prior to this Mr. Meier was with Hana Technologies Ltd. in Hong Kong, a technology company specializing in the development and manufacturing of integrated circuits, light emitting diodes, smart cards, RFID technology, and other electronic components and devices, from 1997 to 2002 where he served as CEO, Managing Director and Board member. From 1993 to 1997, Mr. Meier served as the Vice President Sales, Managing Director and Board member of Temic Hong Kong, a German based company supplying electronics for applications in power train, safety and body electronics. From 1978 to 1993, Mr. Meier was with Eurosil, a German company involved in developing and manufacturing integrated circuits, where he served as Sales Director, Managing Director and Board member.

Todd Noble, B.Comm., B.A., CFA - Director & CFO. Mr. Noble's work experience includes being the CFO from July 2000 to May 2003 for GiveMePower Corporation, an OTC bulletin board company in the field of software technology. Mr. Noble was also a consultant specializing in finance, treasury, cash management and hedging from December 1998 to July 2000. From September 1997 to November 1998, Mr. Noble was the Treasurer of The Forzani Group Ltd., a national retailer listed on the Toronto stock exchange. From August 1994 to August 1997, Mr. Noble was the Treasury Manager of Agrium Inc., an international fertilizer producer listed on the New York stock exchange. From March 1992 to August 1994, Mr. Noble was a Senior Manager with Bank of America.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

On January 1, 2004, Advanced ID entered into an employment agreement with Barry Bennett, our CEO. The agreement has no specific term and may be terminated by Advanced ID or Mr. Bennett, subject to the other provisions of the agreement. Mr. Bennett shall receive an annual salary of $92,000 Canadian dollars and a bonus determined at the sole discretion of the board of directors. Advanced ID shall set proposed milestones and proposed bonuses if those milestones are met each year.

On January 1, 2004, Advanced ID entered into an employment agreement with Todd Noble, our CFO. The agreement has no specific term and may be terminated by Advanced ID or Mr. Noble, subject to the other provisions of the agreement. Mr. Noble shall receive an annual salary of $78,000 Canadian dollars and a bonus determined at the sole discretion of the board of directors. Advanced ID shall set proposed milestones and proposed bonuses if those milestones are met each year.

----------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                                 Long-Term Compensation
---------------------------------------------------------------- -------------------------------------------- --------------
                        Annual Compensation                      Awards                         Payouts
----------------------- ---------------------------------------- ------------------------------ ------------- --------------
(a)            (b)      (c)         (d)       (e)                (f)          (g)               (h)           (i)
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- --------------
Name and       Fiscal   Annual      Annual    Other              Restricted   Securities        LTIP Payouts  All Other
                                              Annual             Stock        Underlying
Principal               Salary      Bonus     Compensation       Awards       Options/SARs                    Compensation
Position       Year     ($)         ($)       ($)                ($)          (#)               ($)           ($)
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- --------------

-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- --------------
Barry          2004     $75,400     $0         $0                 $5,000       250,000           $0            $0
Bennett, CEO
-------------- -------- ----------- ---------- ------------------ ------------ ----------------- ------------- -------------
               2003     $75,400     $0         $0                 $0           250,000           $0            $0

-------------- -------- ----------- ---------- ------------------ ------------ ----------------- ------------- -------------
               2002     $75,400     $0         $0                 $0                 0           $0            $0

-------------- -------- ----------- ---------- ------------------ ------------ ----------------- ------------- -------------
Todd Noble,    2004     $63,900     $0         $0                 $5,000       200,000           $0            $0
CFO
-------------- -------- ----------- ---------- ------------------ ------------ ----------------- ------------- -------------
               2003     $63,900     $0         $0                 $0           200,000           $0            $0

-------------- -------- ----------- ---------- ------------------ ------------ ----------------- ------------- -------------
               2002     $39,300     $0         $0                 $0                      0      $0            $0

-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- --------------

We do not have any standard arrangements by which directors are compensated for any services provided as a director. On April 2, 2003, we issued a total of 850,000 options to four directors and on April 22, 2004, we issued a total of 1,150,000 options to five directors. Also, on April 22, 2004, we issued 10,000 restricted common shares to each director in lieu of a cash payment. No cash has been paid to the directors in their capacity as such.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2003, the number and percentage of outstanding shares of Advanced ID common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

(i) Persons Beneficially Owning More Than 5% of Outstanding Common Stock

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned            Class Owned 1
--------------                      ------------------------                ------------------            -------------
Class A Common                       Heritage Ventures Ltd.                     15,858,540                    37.6%
Class A Common                      HEM Mutual Assurance LLC                     3,075,341                      7.3%

Heritage Ventures Ltd. is a widely held public company that was de-listed from trading on the Alberta Stock Exchange, predecessor to the TSX Venture Exchange, effective May 7, 1999. The largest shareholder that we are aware of controls approximately 5.3% of the outstanding shares in Heritage Ventures.

HEM Mutual Assurance LLC was the party in which we entered into a debenture agreement with on January 20, 2004 for a total of $1 million. The debentures plus accrued interest were converted into a total of 3,075,341 common shares and have since been terminated effective June 29, 2004.

(ii) Directors of Advanced ID Corporation

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned            Class Owned 1
--------------                      ------------------------                ------------------            -------------

Class A Common                            Barry Bennett                            511,000                     1.2%
Class A Common                         Seymour Kazimirski                        1,015,669                     2.4%
Class A Common                              Che Ki Li                              110,000                     0.3%
Class A Common                            Hubert Meier                             800,000                     1.9%
Class A Common                             Todd Noble                              210,000                     0.5%

(iii) Officers and Significant Employees of Advanced ID Corporation

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned            Class Owned 1
--------------                      ------------------------                ------------------            -------------

Class A Common                            Barry Bennett                            511,000                     1.2%
Class A Common                             Todd Noble                              210,000                     0.5%
Class A Common                            Bill Hoffman                                   0                     0.0%


(iv) Directors and Officers of Advanced ID Corporation as a Group

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned            Class Owned 1
--------------                      ------------------------                ------------------            -------------
Class A Common                         Directors/Officers                         2,646,669                    6.3%

1 Based upon 42,215,341 issued and outstanding as of March 24, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Barry Bennett

Advances from related parties include an unsecured advance from Barry Bennett, Advanced ID's president and director, totaling approximately $7,138. The funds were advanced to the Company on September 26, 2001 for an undefined term at an interest rate of 10% per annum. On March 16, 2004, the principal plus accrued interest was paid in full to Mr. Bennett.

Heritage Ventures Ltd.

Heritage is a venture capital company specializing in assisting software and technology companies. Upon entering into a reverse merger transaction between AVID Canada Corporation and USA Sunrise Beverages, Inc., Heritage sold its ownership in AVID Canada Corporation in return for 28,000,000 common shares in USA Sunrise Beverages, Inc. whose name was changed to Advanced ID Corporation effective November 15, 2002. Of the 28,000,000 shares received by Heritage, a portion of these shares was paid to certain creditors of AVID in exchange for approximately $703,581 in debt.

Seymour Kazimirski

In addition to being a director of Advanced ID, Mr. Kazimirski also provides consulting services to Advanced ID for the purpose of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. For fiscal 2004, Mr. Kazimirski was paid $92,551 in consulting fees. For fiscal 2003, Mr. Kazimirski was paid consulting fees totaling $76,930 of which $64,814 was paid in the form of common stock of Advanced ID based on current market prices. This equated to a total of 408,169 shares.

Hubert Meier

In addition to being a director of Advanced ID, Mr. Meier also provides consulting services to Advanced ID for the purpose of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(TM) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expires in three years. Mr. Meier receives $175 per hour for his services. For fiscal 2004, Mr. Meier was paid $33,867 in consulting fees. For fiscal 2003, Mr. Meier was paid consulting fees totaling $42,903 of which $32,000 was paid in the form of common stock of Advanced ID based on current market prices. This equated to a total of 320,000 shares.

Che Ki Li

Mr. Li is a director of Advanced ID. On April 28, 2003, Advanced ID signed a convertible debenture agreement with Mr. Li. The lender provided a loan for up to $100,000, with $50,000 received upon execution and the balance to be received upon approval by the Canadian Cattle Identification Agency for Advanced ID's livestock RFID tag. To date, Advanced ID has received $50,000 under the agreement. As of December 31, 2004, a total of $8,403 in interest has been accrued. The outstanding balance is due on April 28, 2006 and bears interest at 10% per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan. During the year ended December 31, 2004, we recorded $12,552 of interest expense related to the discount on the note.

Todd Noble

On October 9, 2003, 190,000 shares of our Common Stock were issued to Mr. Noble, an officer and director of the Company, as consideration for his agreement to join Advanced ID in October 2002, the payment of which had been outstanding since this date. Advanced ID recorded $58,900 as a non-cash expense in 2003 for the issuance of the stock based on the closing price on the date issued.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

      (3)   Articles of Incorporation, By-Laws and Stock Option Plan.

            (i)   Articles of Incorporation.1

            (ii) By-Laws. 1 (iii) Stock Option and Incentive Plan revised December 16, 2004. 2


            (10)  Material Contracts.

            (i)   Employment Agreement with Barry Bennett dated January 1, 2004.
                  3

            (ii)  Employment Agreement with Todd Noble dated January 1, 2004. 3

            (iii) Agreement and Plan of Merger between AIDO Acquisition, Inc.,
                  Advanced ID and Universal Pet Care, Inc. 4


            (iv)  Authorized Distributor Agreement with Trace Australia Pty Ltd.
                  5

            (v) Consultant Agreement with Hubert Meier Consultancy Co. dated May 21, 2002. 5

            (vi) Convertible Debenture Purchase Agreement between Universal Pet Care, Inc. and HEM Mutual Assurance LLC. 4

            (vii) $995,500 1% Convertible Debenture due January 20, 2009,
                  originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. 4

            (viii) $4,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. 4


            (ix) Strategic Partnership Agreement with Applied Wireless Identifications Group, Inc. 6

            (x)   Strategic Partnership Agreement with KSW Microtec AG. 6

            (xi)  Strategic Partnership Agreement with Guide-Trend Co., Ltd. 6
                  (xii) Consulting Agreement with Gottfried Auer dated April 15, 2003. 7

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

         (31) CEO and CFO Certifications. 2

         (32)     CEO and CFO Certifications Pursuant to Sarbanes-Oxley Act. 2

1  Filed previously on Form 10-KSB dated April 28, 1999.
2  Filed herewith.
3  Filed previously on Form 10-QSB dated May 13, 2004.
4  Filed previously on Form 8-K dated February 10, 2004.
5 Filed previously on Form SB-2/Amendment 1 dated September 14, 2004. 6 Filed previously on Form SB-2/Amendment 2 dated December 1, 2004.
7  Filed previously on Form SB-2/Amendment 3 dated January 24, 2005.

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

On October 29, 2004, we filed a Form 8-K to change our auditors to Lopez, Blevins, Bork & Associates, LLP. The decision to change auditors resulted when Mr. Blevins, who was previously a partner at our former auditors, left to establish his own firm.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $16,480 and $16,650 from our principal accountant for the 2004 and 2003 fiscal years respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees. We incurred aggregate tax fees and expenses of $0 and $275 from our principal accountant for the 2004 and 2003 fiscal years respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred aggregate fees and expenses of $400 and $0 from our principal accountant for the 2004 and 2003 fiscal years respectively, for services rendered in regard to the filing of our Form SB-2.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Lopez, Blevins, Bork & Associates, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced ID Corporation
(Registrant)

By: /s/ Barry Bennett                                     Dated: March 29, 2005
Barry Bennett
Director, Chief Executive Officer and President

(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/ Todd D. Noble                                     Dated: March 29, 2005
Todd D. Noble
Chief Financial Officer and Secretary


(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Barry Bennett                  By:    /s/ Seymour Kazimirski
         Barry Bennett, Director                   Seymour Kazimirski, Director
         March 29, 2005                            March 29, 2005

By:      /s/ Che Ki Li                      By:    /s/ Hubert Meier
         Che Ki Li, Director                       Hubert Meier, Director
         March 29, 2005                            March 29, 2005

By:      /s/ Todd Noble
         Todd Noble, Director
         March 29, 2005