Form 10QSB
period 2005-03-31
ADVANCED ID CORP
filed 2005-05-10
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes   ☒  No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 8, 2005 there were 42,215,341 shares of Class “A” common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-QSB

For the First Quarter Ended March 31, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheetas of March 31, 2005 and December 31, 2004

b.	Consolidated Statementfor the Three Months Ended March 31, 2005 and 2004

c.	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004

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

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2005	December 31, 2004
	(Unaudited)
Current Assets
Cash	$396,110	$576,484
Trade accounts receivable, net of allowance for doubtful accounts of $4,717	82,361	51,952
Inventory	91,428	78,895
Prepaid expenses	3,721	3,738
Total Current Assets	573,620	711,069

Property and equipment, net	23,141	25,235

Total assets	$596,761	$736,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$91,384	$90,615
Advanced from related parties	50,472	46,268
Accrued liabilities	46,310	61,502
Total Current Liabilities	188,166	198,385

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares authorized none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 42,215,341 and 42,155,341 shares issued and outstanding	422,153	421,553
Additional paid-in capital	3,131,863	3,113,563
Accumulated deficit	(3,170,158)	(3,022,651)
Accumulated other comprehensive income	24,737	25,454
Total Stockholders’ Equity	408,595	537,919

Total Liabilities and Stockholders’ Equity	$596,761	$736,304

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Revenues	$341,483	$188,303

Cost of revenues	187,431	84,179

Gross profit	154,052	104,124

Research and development expense	88,024	23,691
General, administrative and selling expense	209,165	323,499

Operating loss	(143,137)	(243,066)

Interest expense	(4,370)	(441,726)

Net loss	(147,507)	(684,792)

Other comprehensive income (loss):
Foreign currency translation	(717)	(4,653)

Comprehensive loss	$(148,224)	$(689,445)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	42,205,008	38,948,236

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,507)	$(684,792)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,631	1,384
Stock issued for services	18,900	117,000
Non-cash interest	-	429,920
Changes in assets and liabilities:
Accounts receivable	(30,410)	18,037
Other current assets	(12,515)	(4,214)
Accounts payable and accrued expenses	(11,285)	(22,542)
CASH FLOWS USED IN OPERATING ACTIVITIES	(180,186)	(145,207)

CASH FLOWS USED IN INVESTING ACTIVITIES	(538)	(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debenture	-	1,000,000
Proceeds from Subscription Agreement	-	250,000
Payments on notes payable	-	(49,956)
CASH FLOWS FROM FINANCING ACTIVITIES	-	1,200,044

EFFECT OF EXCHANGE RATE CHANGES	350	(4,653)

NET INCREASE (DECREASE) IN CASH	(180,374)	1,044,550
Cash, beginning of period	576,484	60,572
Cash, end of period	$396,110	$1,105,122

ADVANCED ID CORPORATION
NOTES TO CONSOIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation (“Advanced ID”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004, as reported in the 10-KSB filed on March 31, 2005, have been omitted.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 3 - COMMON STOCK

In January and February 2005, Advanced ID issued a total of 60,000 shares of Common Stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development. Advanced ID recorded a non-cash expense of $18,900 related to these shares. The shares were valued based on the average closing price during the month in which they were expensed.

NOTE 4 - OPTIONS

During the three months ended March 31, 2005, Advanced ID issued 100,000 options to one of its employees with an exercise price of $0.38, the closing price on the date the options were issued. One half of the options will vest on the first anniversary date and the balance will vest on the second anniversary date of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The net loss of $147,507 for the quarter ended March 31, 2005 was smaller by $537,285 or 78% versus last year's comparable quarter. Reasons for the smaller net loss were largely due to higher revenues, lower general and administrative expenses and lower interest expense offset by higher research and development expenses. The specific details of these changes are discussed below.

Revenues

Revenues of $341,483 earned during the quarter ended March 31, 2005 were higher by $153,180 or 81% over the comparable period last year. The increase in revenues for the three months ended March 2005 was because we received a $135,000 order from two customers in the fisheries industry during this period whereas similar orders from the same customers have generally occurred in the fourth quarter in prior years. All of our revenues earned during the quarter ended March 31, 2005 and the comparable quarter in 2004 were from our companion animal/biological sciences division.

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

Cost of Revenues

Cost of Revenues of $187,431 for the quarter ended March 31, 2005 increased by $103,252 or 123% over the previous year’s comparable period. The increase in cost of revenues is attributed to a higher volume of products sold. All of our products purchased for resale in the companion animal and biological sciences markets are paid for with US Dollars and sold in Canadian Dollars.

Research and Development

Research and development expenses of $88,024 for the quarter ended March 31, 2005 increased by $64,333 or 272% over last year’s comparable period. This increase is due to costs associated with the development and refinement of our DataTRAC™ RFID tags for various sized livestock. It is our expectation that our research and development expenses will be comparable for future reporting periods.

General and Administrative

For the quarter ended March 31, 2005, general and administrative expenses of $209,165 were lower by $114,334 or 35% over last year’s comparable period largely due to $111,179 in lower consulting expenses, $41,401 in lower legal fees plus lower other general business expenditures offset by $43,466 in higher salaries resulting from increased staff.

Consulting expenses for the quarter ended March 31, 2005 of $8,338 were lower by $111,179 or 93% over the previous year’s comparable period. The decrease in consulting expenses was largely due to a reallocation to research and development costs. It is our expectation that our consulting expenses will be comparable for future reporting periods.

General and administrative expenditures are expected to continue to increase as we implement sales and marketing initiatives to develop markets for our new DataTRAC™ RFID technology targeted at the livestock industry.

Interest Expense

During the quarter ended March 31, 2005, interest expense of $4,370 decreased by $437,356 or 99% when compared to the same quarter last year. Of the total of $4,370 in interest expense for the quarter ended March 31, 2005, $3,138 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $1,232 is accrued interest related to the same Note Payable.

Of the total of $441,726 in interest expense for the quarter ended March 31 2004, $429,920 was attributed to non-cash interest related to the discount on Debentures that matured on June 29, 2004, $3,138 in non-cash interest related to a Note Payable owing to one of our Directors and $8,668 is interest paid on other outstanding notes payable.

As at March 31, 2005, we had only one remaining note payable outstanding which accrues interest at 10% per annum and to which non-cash interest is charged.

Liquidity and Capital Resources

As at March 31, 2005, we had cash and cash equivalents of $396,110.

During the first quarter ended March 31, 2005, net cash used in operating activities of $180,186 was higher by $34,979 or 24% as compared to last year's comparable period. Cash used by operating activities during the current three months of 2005 resulted primarily from our increase in research and development expenses.

During the first quarter ended March 31, 2005, net cash used by investing activities of $538 was lower by $5,096 or 90% during the prior year’s comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software.  We have no commitments for future purchases of capital assets.

During the first quarter ended March 31, 2005, net cash provided by financing activities of $0 provided lower cash of $1,200,044 as compared to the previous year's comparable period. No financing activity occurred during the current quarter ended March 31, 2005 whereas we secured two separate private placements and paid off certain notes payable in the comparable quarter in 2004.

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

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next six to nine months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next six to seven months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $60,000 to $75,000 per month. It is our intent to secure a market share in the livestock identification industry which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. No firm commitment arrangements have been entered into for future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that material information relating to Advanced ID Corporation, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within Advanced ID Corporation and its consolidated subsidiaries, particularly during the period when this report was being prepared.

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

In January and February 2005, we issued a total of 60,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

All of the securities issued above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934.

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

Advanced ID Corporation
(Registrant)

Dated: May 9, 2005	By:	/s/ Barry I. Bennett

Barry I. Bennett
Director, Chief Executive Officer and President

	By:	/s/ Todd D. Noble

Todd D. Noble
Chief Financial Officer, Treasurer and Secretary
(As a duly authorized officer on behalf of the
Registrant and as Principal Financial and Accounting Officer)