Form 10KSB/A
period 2004-12-31
ADVANCED ID CORP
filed 2005-06-08
CIK 1005356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                           Amendment 1 to FORM 10-KSB

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

                        Commission File Number 000-24965

                             ADVANCED ID CORPORATION
        (Exact name of small business issuer as specified in its charter)

          South Dakota                                    46-0439668
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

6143 - 4 Street SE, Suite 14
  Calgary, Alberta, Canada            T2H 2H9              (403) 264-6300
   (Address of principal           (Postal Code)     (Issuer's telephone number)
     executive office)

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

--------------------------------------------------------------------------------

                             ADVANCED ID CORPORATION
                                  FORM 10-KSB/A

                   For the Fiscal Year Ended December 31, 2004

           ---------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS...............................................5

   OVERVIEW....................................................................5
   PRODUCTS AND SERVICES OVERVIEW..............................................6
     Companion Animal/Biological Sciences Products and Services................6
     Livestock Animal Products and Services....................................6
   BUSINESS MODEL..............................................................7
   INTELLECTUAL PROPERTY.......................................................7
   TARGET MARKET...............................................................7
   MARKETING AND SALES STRATEGY................................................7
     Sales and Distribution Channels...........................................7
     Pricing Strategy..........................................................8
     Recent Developments.......................................................8
   COMPETITION.................................................................9
   COMPETITIVE ADVANTAGES.....................................................10
   CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS..........................10
   TRADEMARKS AND PATENTS.....................................................13
   EMPLOYEES..................................................................13
   REPORTS TO SECURITY HOLDERS................................................13

ITEM 2.  DESCRIPTION OF PROPERTY..............................................13

ITEM 3.  LEGAL PROCEEDINGS....................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............14

   MARKET INFORMATION.........................................................14
   HOLDERS....................................................................14
   DIVIDENDS..................................................................14
   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.........14
   RECENT SALES OF UNREGISTERED SECURITIES....................................14
     (i) Fiscal 2003 Transactions.............................................14
     (ii) Fiscal 2004 Transactions............................................15
     (iii) Fiscal 2005 Transactions...........................................16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................16

   RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004
     AND DECEMBER 31, 2003....................................................16
     Revenues.................................................................16
     Cost of Revenues.........................................................17
     Research and Development.................................................17
     Selling, General and Administrative......................................17
     Gain on Sale of Investment...............................................17
     Interest Expense.........................................................17
     Liquidity and Capital Resources..........................................17

ITEM 7.  FINANCIAL STATEMENTS AND NOTES TO FINANCIALS.........................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................33

ITEM 8A.  CONTROLS AND PROCEDURES.............................................33

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........33

   DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES..............................33
   BUSINESS EXPERIENCE OF OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES.......33

ITEM 10.  EXECUTIVE COMPENSATION..............................................34

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................35

   (I) PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK...35
   (II) DIRECTORS OF ADVANCED ID CORPORATION..................................35
   (III) OFFICERS AND SIGNIFICANT EMPLOYEES OF ADVANCED ID CORPORATION........36
   (IV) DIRECTORS AND OFFICERS OF ADVANCED ID CORPORATION AS A GROUP..........36

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................36

   BARRY BENNETT..............................................................36
   HERITAGE VENTURES LTD......................................................36
   SEYMOUR KAZIMIRSKI.........................................................36
   HUBERT MEIER...............................................................36
   CHE KI LI..................................................................37
   TODD NOBLE.................................................................37

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................37

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................38

SIGNATURES....................................................................39

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

However, since we own the intellectual property of the DataTRAC(TM) microchips, we plan to market the sale of our products throughout the world, either directly or through international distributors. Our DataTRAC(TM) products are in no way competitive to the products supplied to us by AVID. We do not expect that any of our initiatives to market our DataTRAC(TM) products will negatively affect our current relationship with AVID, or at any time in the future. Our initial focus will be to target the bovine market that is numbered at over one billion cattle including 110 million in North America. In the United States and Canada, packing plants slaughter approximately 150,000 head of cattle each day or approximately 35 million per year. Our next market will be the 750 million hogs worldwide. Annual hog slaughter in Canada and the United States totals 117 million. Currently, the Taiwanese hog population is 7.2 million head with annual slaughtering totaling approximately 11 million. Our third target market is the sheep industry. With inventories of 165 million head in Australia and New Zealand and total reliance on export markets, there is concern over the economic ramifications of a disease outbreak should the sheep industry be unable to ensure food safety. North America, Asia and Europe are the main importers of their meat products and are demanding food safety for their consumers. It is important to note that livestock identification tags carry a unique numeric sequence that is used only once. (1)

------------------------------
(1) www.fas.usda.gov/dlp/circular/2001/01-101p/toc.htd

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

--------------------------
(2) www.canadaid.ca/ccia-regulations
(3) www.fas.usda.gov/dlp/circular/2001/01-101p/toc.htd

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

Pethealth Inc. - Pethealth's vision is to become the leading provider of insurance and integrated health related information services to the North American companion animal market. Currently Pethealth claims it is Canada's largest provider of accident and illness insurance for dogs and cats to pet owners and the second largest in North America. Pethealth entered the companion animal industry in February 2003 where it has grown its market share by offering significantly lower priced products than all other competitors in North America. Pethealth is a reseller of Allflex USA's companion animal products and which is further discussed below. Allflex's technology offers no competitive advantages over our technology except that Pethealth is offering a significantly lower priced product at this time. It is our belief that they cannot sustain their price points indefinitely as we believe they are selling their products at a loss. For the year ended December 31, 2003, Pethealth showed revenues of CAD $224,524 from their microchip technology which represented 3% of their total revenues of CAD $7,052,785. No revenues from microchip sales occurred during the year ended December 31, 2002. Pethealth recorded net losses of CAD $1,990,298 and CAD $4,994,772 for fiscal 2003 and 2002 respectively. Pethealth's accumulated losses as at December 31, 2003 were CAD $18,528,151. (4)

The current method of livestock identification predominantly utilizes standard bar code visual tags. The barriers for adoption of current RFID technology include its high cost and its limited read range. Currently, we have a very small market share in this segment. Our top three competitors in the livestock market are as follows:

Allflex USA Inc. - Allflex claims to be the world's leading supplier of livestock identification and management systems. Its products include visual identification ear tags and applicators, electronic identification systems and a variety of precision instruments. Allflex works closely with official and commercial organizations around the world to develop reliable and efficient systems for collecting and transferring information on animal identification, movement and performance. Allflex has manufacturing and technology subsidiaries in USA, Canada, Europe, Australia, New Zealand, Brazil and China. Allflex products are distributed in 80 countries worldwide. For the years ended December 31, 2003 and 2002, Allflex attained unaudited revenues of $84.1 million and $82.9 million, and unaudited operating profit of $21.7 million and $18.7 million, respectively. (5),(6)

Applied Digital Solutions, Inc. - Applied Digital, through its subsidiary Destron Fearing, has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. As the animal identification industry expanded, the Company culminated a merger of Fearing Manufacturing and Destron/IDI in November 1993. Their products range from visual ear tags attached to livestock, to electronic microchips implanted under the skin of pets, fish, laboratory animals and livestock. On April 25, 2000, Destron Fearing was acquired by Applied Digital Solutions, Inc. (ADSX - NASDAQ) for $84.6 million through a merger of its wholly owned subsidiary, Digital Angel Corporation. For the year ended December 2003, Applied Digital had revenues of $95.3 million and net income of $3.1 million. In Applied Digital's "Advanced Wireless" operating segment which includes Destron Fearing's and Digital Angel's businesses, revenues from this segment accounted for 38.5% of total revenues or $36.7 million during Fiscal 2003. (7)

Trovan, Ltd. - Trovan is a privately held United Kingdom company established in 1988. Trovan is focused on developing and marketing RFID technology, telemetric systems and biomedical delivery technology. Trovan has established a network of distributors located in North America, South America, Europe, Asia, Australia, Africa and the Middle East. Users of their technology include Volkswagen, Daimler Benz, Coca Cola, Siemens, Nestle SA, Nissan, Merck, Samsung and Hoechst/Aventis in the private sector, as well as 60 government agencies in 13 countries around the world. (8)

-------------------------
(4) www.pethealthinc.com
(5) www.allflexusa.com
(6) www.electratrust.com
(7) www.adsx.com and www.destronfearing.com

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

------------------------
(8) www.trovan.com

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

Securities Authorized For Issuance under Equity Compensation Plans

---------------------------------------------------------------------------------------------------------------------------
Plan Category                     Number of Securities to be     Weighted Average Exercise       Number of Securities
                                  Issued Upon Exercise of        Price of Outstanding Options,   Remaining Available for
                                  Outstanding Options,           Warrants and Rights             Future Issuance
                                  Warrants and Rights
---------------------------------------------------------------------------------------------------------------------------
                                                (a)                          (b)                            (c)
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders                   n/a                            n/a                             n/a
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not               2,002,500                                                      2,219,034
Approved by Security Holders                                                 $0.35
---------------------------------------------------------------------------------------------------------------------------
Total                                       2,002,500                                                      2,219,034
---------------------------------------------------------------------------------------------------------------------------

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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

March 21, 2005

                             ADVANCED ID CORPORATION
                           CONSOLIDTATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS
CURRENT ASSETS:
   Cash                                                                            $   576,484
   Trade accounts receivable, net of allowance for doubtful accounts of $4,740          51,952
   Inventory                                                                            78,895
   Prepaid expenses                                                                      3,738
                                                                                   -----------
                         Total current assets                                          711,069
   Property and equipment, net                                                          25,235
                                                                                   -----------
                         Total assets                                              $   736,304
                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $    90,615
   Advances from related parties                                                        46,268
   Accrued liabilities                                                                  61,502
                                                                                   -----------
                         Total current liabilities                                     198,385
                                                                                   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.01 par; 500,000 shares authorized; none issued -
   Common stock, $0.01 par; 100,000,000 shares authorized; 42,155,341 shares
     outstanding                                                                       421,553
   Additional paid-in capital                                                        3,113,563
   Accumulated deficit                                                              (3,022,651)
   Accumulated other comprehensive income                                               25,454
                                                                                   -----------
                         Total stockholders' equity                                    537,919
                                                                                   -----------
                         Total liabilities and stockholders' equity                $   736,304
                                                                                   ===========

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

                                                                                                                           Total
                                               Common Stock             Additional     Accumulated                     Stockholders'
                                                                         Paid-in      Comprehensive      Retained         Equity
                                          Shares         Amounts         Capital          Income          Deficit        (Deficit)
                                          ------         -------         -------          ------          -------        ---------
BALANCE, December 31, 2002              35,000,999     $   350,010     $   155,852     $    55,338     $  (794,134)    $  (232,934)

Comprehensive loss:
      Net loss                                  --              --              --              --        (361,202)       (361,202)
      Foreign currency                          --              --              --         (54,206)             --         (54,206)
                                                                                                                       -----------
            Total comprehensive loss            --              --              --              --              --        (415,408)
                                                                                                                       -----------

Shares issued for:
      Services                           2,178,169          21,782         213,932              --              --         235,714
      Options/Warrants Exercised           520,000           5,200          46,800              --              --          52,000
Note Payable Discount                           --              --          37,641              --              --          37,641
Conversion of Debt to Equity                    --              --         197,857              --              --         197,857
                                       -----------     -----------     -----------     -----------     -----------     -----------
BALANCE, December 31, 2003              37,699,168         376,992         652,082           1,132      (1,155,336)       (125,130)

Comprehensive loss:
      Net loss                                  --              --              --              --      (1,867,315)     (1,867,315)
      Foreign currency                          --              --              --          24,322              --          24,322
                                                                                                                       -----------
            Total comprehensive loss            --              --              --              --              --      (1,842,993)
                                                                                                                       -----------

Shares issued for:
      Services                             425,000           4,250         220,100              --              --         224,350
      Cash                                 500,000           5,000         245,000              --              --         250,000
      Options Exercised                    200,000           2,000          18,000              --              --          20,000
Beneficial conversion and
   discount amortization                        --              --         969,180              --              --         969,180
Financing Commission - Cash                                                (17,500)                                        (17,500)
Financing Commission - Stock                25,000             250            (250)             --              --              --
Conversion of Debt to Equity             3,306,173          33,061       1,026,951              --              --       1,060,012
                                       -----------     -----------     -----------     -----------     -----------     -----------
BALANCE, December 31, 2004              42,155,341     $   421,553     $ 3,113,563     $    25,454     $(3,022,651)    $   537,919
                                       ===========     ===========     ===========     ===========     ===========     ===========

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

                                                        Twelve Months Ended
                                                           December 31,
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

Deferred income taxes consist of the following at December 31, 2004:

                                                                2004
                                                             ---------
         Long-term:
            Deferred tax assets                              $ 966,000
            Valuation allowance                               (966,000)
                                                             ---------
                                                             $      --
                                                             =========

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

At December 31, 2004, future minimum lease payments under this operating lease are as follows:

         2005                                                   $18,443
         2006                                                    18,443
         2007                                                    12,295
                                                                -------
                                                                $49,181
                                                                =======

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

ITEM 8A.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that material information relating to Advanced ID Corporation, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within Advanced ID Corporation and its consolidated subsidiaries, particularly during the period when this report was being prepared.

There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME AND ADDRESS                                     AGE      POSITIONS HELD                     SINCE
Barry Bennett, Calgary, Alberta                      53       Director, President & CEO          October 2002
Bill Hoffman, Oxford, Michigan                       55       VP, Business Development           October 2004
Seymour Kazimirski, Honolulu, Hawaii                 58       Director                           October 2002
Che Ki Li, Shenzhen, China                           58       Director                           May 2003
Hubert Meier, Kowloon, Hong Kong                     58       Director                           February 2003
Todd Noble, Calgary, Alberta                         41       Director, CFO & Secretary          October 2002

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

-------------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
---------------------------------------------------------------- -------------------------------------------- -----------------
                                                                 Long-Term Compensation
----------------------- ---------------------------------------- ------------------------------ ------------- -----------------
                        Annual Compensation                      Awards                         Payouts
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
(a)            (b)      (c)         (d)       (e)                (f)          (g)               (h)           (i)
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
Name                                          Other              Restricted   Securities
and                     Annual      Annual    Annual             Stock        Underlying                      All Other
Principal      Fiscal   Salary      Bonus     Compensation       Awards       Options/SARs      LTIP Payouts  Compensation
Position       Year     ($)         ($)       ($)                ($)          (#)               ($)           ($)
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
Barry          2004     $75,400     $ 0       $0                 $5,000       250,000           $0            $0
Bennett, CEO   -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
               2003     $75,400     $ 0       $0                 $0           250,000           $0            $0
               -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
               2002     $75,400     $ 0       $0                 $0                 0           $0            $0
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
Todd Noble,    2004     $63,900     $ 0       $0                 $5,000       200,000           $0            $0
CFO            -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
               2003     $63,900     $ 0       $0                 $0           200,000           $0            $0
               -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------
               2002     $39,300     $ 0       $0                 $0                 0           $0            $0
-------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------- -----------------

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

(i) Persons Beneficially Owning More Than 5% of Outstanding Common Stock

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned           Class Owned (1)
--------------                      ------------------------                ------------------           ---------------
Class A Common                       Heritage Ventures Ltd.                     15,858,540                    37.6%
Class A Common                      HEM Mutual Assurance LLC                     3,075,341                     7.3%

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

(ii) Directors of Advanced ID Corporation

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned           Class Owned (1)
--------------                      ------------------------                ------------------           ---------------
Class A Common                            Barry Bennett                            511,000                     1.2%
Class A Common                         Seymour Kazimirski                        1,015,669                     2.4%
Class A Common                              Che Ki Li                              110,000                     0.3%
Class A Common                            Hubert Meier                             800,000                     1.9%
Class A Common                             Todd Noble                              210,000                     0.5%

(iii) Officers and Significant Employees of Advanced ID Corporation

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned           Class Owned (1)
--------------                      ------------------------                ------------------           ---------------
Class A Common                            Barry Bennett                            511,000                     1.2%
Class A Common                             Todd Noble                              210,000                     0.5%
Class A Common                            Bill Hoffman                                   0                     0.0%

(iv) Directors and Officers of Advanced ID Corporation as a Group

                                                                               Common Stock               Percentage of
Title of Class                      Name of Beneficial Owner                Beneficially Owned           Class Owned (1)
--------------                      ------------------------                ------------------           ---------------
Class A Common                         Directors/Officers                         2,646,669                    6.3%

(1) Based upon 42,215,341 issued and outstanding as of March 24, 2005.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (3)      Articles of Incorporation, By-Laws and Stock Option Plan.

                  (i)    Articles of Incorporation.(1)

                  (ii)   By-Laws. (1)

                  (iii) Stock Option and Incentive Plan revised December 16, 2004. (2)

         (10)     Material Contracts.

                  (i) Employment Agreement with Barry Bennett dated January 1, 2004. (3)

                  (ii) Employment Agreement with Todd Noble dated January 1, 2004. (3)

                  (iii) Agreement and Plan of Merger between AIDO Acquisition, Inc., Advanced ID and Universal Pet Care, Inc. (4)

                  (iv) Authorized Distributor Agreement with Trace Australia Pty Ltd. (5)

                  (v) Consultant Agreement with Hubert Meier Consultancy Co. dated May 21, 2002. (5)

                  (vi) Convertible Debenture Purchase Agreement between Universal Pet Care, Inc. and HEM Mutual Assurance LLC.
                         (4)

                  (vii) $995,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. (4)

                  (viii) $4,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. (4)

                  (ix) Strategic Partnership Agreement with Applied Wireless Identifications Group, Inc. (6)

                  (x)    Strategic Partnership Agreement with KSW Microtec AG.
                         (6)

                  (xi) Strategic Partnership Agreement with Guide-Trend Co., Ltd. (6)

                  (xii) Consulting Agreement with Gottfried Auer dated April 15, 2003. (7)

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

         (31) CEO and CFO Certifications. (2)

         (32) CEO and CFO Certifications Pursuant to Sarbanes-Oxley Act. (2)

(1)   Filed previously on Form 10-KSB dated April 28, 1999.

(2)   Filed herewith.

(3)   Filed previously on Form 10-QSB dated May 13, 2004.

(4)   Filed previously on Form 8-K dated February 10, 2004.

(5)   Filed previously on Form SB-2/Amendment 1 dated September 14, 2004.

(6)   Filed previously on Form SB-2/Amendment 2 dated December 1, 2004.

(7)   Filed previously on Form SB-2/Amendment 3 dated January 24, 2005.

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

Advanced ID Corporation
(Registrant)

By: /s/ Barry Bennett                                     Dated: June 7, 2005
Barry Bennett
Director, Chief Executive Officer and President
(As a duly authorized officer on behalf of the Registrant
and as Principal Executive Officer)

By: /s/ Todd D. Noble                                     Dated: June 7, 2005
Todd D. Noble
Chief Financial Officer and Secretary
(As a duly authorized officer on behalf of the Registrant
and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Barry Bennett                   By:    /s/ Seymour Kazimirski
         Barry Bennett, Director                    Seymour Kazimirski, Director
         June 7, 2005                               June 7, 2005

By:      /s/ Che Ki Li                       By:    /s/ Hubert Meier
         Che Ki Li, Director                        Hubert Meier, Director
         June 7, 2005                               June 7, 2005

By:      /s/ Todd Noble
         Todd Noble, Director
         June 7, 2005