Form 10QSB/A
period 2005-03-31
ADVANCED ID CORP
filed 2005-06-08
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 1 to FORM 10-QSB

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

FORM 10-QSB/A

For the First Quarter Ended March 31, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004

b.	Consolidated Statement of Operations for the Three Months Ended March 31, 2005 and 2004

c.	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that material information relating to Advanced ID Corporation, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within Advanced ID Corporation and its consolidated subsidiaries, particularly during the period when this report was being prepared.

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

Advanced ID Corporation
(Registrant)

Dated: June 7, 2005	By:	/s/ Barry I. Bennett
Barry I. Bennett
Director, Chief Executive Officer and President

By:	/s/ Todd D. Noble
Todd D. Noble
Chief Financial Officer, Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)