Form 10QSB
period 2005-06-30
ADVANCED ID CORP
filed 2005-08-10
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

As of August 1, 2005 there were 42,565,341 shares of Class “A” common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-QSB

For the Second Quarter Ended June 30, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004

b.	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2005 and 2004

c.	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004

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

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2005	December 31, 2004
	(Unaudited)
Current Assets
Cash	$338,279	$576,484
Trade accounts receivable, net of allowance for doubtful accounts of $4,655	77,044	51,952
Inventory	67,597	78,895
Prepaid expenses	3,035	3,738
Total Current Assets	485,955	711,069

Property and equipment, net	21,380	25,235

Total assets	$507,335	$736,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$73,281	$90,615
Advanced from related parties	54,261	46,268
Accrued liabilities	43,983	61,502
Total Current Liabilities	171,525	198,385

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares authorized none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 42,215,341 and 42,155,341 shares issued and outstanding	422,153	421,553
Additional paid-in capital	3,131,863	3,113,563
Accumulated deficit	(3,236,377)	(3,022,651)
Accumulated other comprehensive income	18,171	25,454
Total Stockholders’ Equity	335,810	537,919

Total Liabilities and Stockholders’ Equity	$507,335	$736,304

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$274,849	$191,484	$616,331	$379,787
Cost of revenues	114,791	81,567	302,222	165,746
Gross profit	160,058	109,917	314,109	214,041

Research and development expense	56,482	199,788	144,506	223,479
General and administrative expense	165,409	197,111	374,574	520,610

Loss from operations	(61,833)	(286,982)	(204,971)	(530,048)

Interest expense	(4,386)	(580,795)	(8,755)	(1,022,520)

Net loss	$(66,219)	$(867,777)	$(213,726)	$(1,552,568)

Comprehensive Income (Loss):
Foreign currency translation	8,557	33,376	7,840	20,022

Comprehensive income (loss)	$(57,662)	$(834,401)	$(205,886)	$(1,532,546)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	42,215,341	40,426,131	42,210,203	39,687,183

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,726)	$(1,552,568)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	5,307	3,525
Stock issued for services	18,900	161,350
Non-cash interest	--	1,000,000
Changes in assets and liabilities:
Accounts receivable	(25,092)	(3,876)
Other current assets	12,001	(24,970)
Accounts payable and accrued expenses	(28,577)	63,038
CASH FLOWS USED IN OPERATING ACTIVITIES	(231,187)	(353,500)

CASH FLOWS USED IN INVESTING ACTIVITIES	(1,452)	(12,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture	--	1,000,000
Proceeds from subscription agreement	--	250,000
Proceeds from options exercised	--	5,000
Payments on notes payable	--	(76,097)
CASH FLOWS FROM FINANCING ACTIVITIES	--	1,178,903

EFFECT OF EXCHANGE RATE CHANGES	(5,566)	19,290

NET INCREASE (DECREASE) IN CASH	(238,205)	832,471
Cash, beginning of period	576,484	60,572

Cash, end of period	$338,279	$893,043

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 3 - OPTIONS

During the three months ended June 30, 2005, the Board of Directors accelerated the vesting period on all outstanding options. As a result, a total of 1,280,000 options became vested effective April 20, 2005 resulting in a total of 1,730,000 options outstanding and vested.

The following table illustrates the effect on net income and earnings per share if Advanced ID had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(66,219)	$(867,777)	$(213,726)	$(1,552,568)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(546,207)	-	(546,207)	-
Pro forma net loss	$(612,426)	$(867,777)	$(759,933)	$(1,552,568)

Pro forma net loss per share:
Basic and diluted - as reported	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Basic and diluted - pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 10 years.

NOTE 4 - SUBSEQUENT EVENTS

On July 1, 2005, Advanced ID concluded an agreement to acquire a 60% interest in AFG Asia Engineering Co., Ltd. of Chiang Mai, Thailand to strengthen its resources in the radio frequency identification market. AFG Asia Engineering is a leader in the design and development of ultra high frequency (UHF) radio frequency identification technology. The controlling interest in AFG Asia Engineering was acquired for a purchase price of 350,000 common shares of Advanced ID Corporation. The results of operations of AFG Asia Engineering will be included in Advanced ID’s consolidated financials beginning July 1, 2005. The value that will be assigned to this acquisition will be $73,500 and which is based on 350,000 shares multiplied by the closing share price of $0.21 on July 1, 2005.

Advanced ID entered into a subscription agreement with a previous investor/shareholder who has committed to investing a total of $200,000. The proceeds will be received over five months in equal amounts of $40,000 beginning September 20, 2005 and continuing on the 20th of each month through to January 20, 2006. The purchase price of the stock is fixed at $0.20 per share. In addition, the investor will receive 100% warrant coverage with each warrant priced at $0.40 per share and which expire January 20, 2009. The common shares, including those underlying the warrants, are without a Rule 144 restrictive legend pursuant to the Company’s Form SB-2 registration statement declared effective May 12, 2005. As an incentive to enter into this arrangement, the January 12, 2004 warrant agreement between the investor and the Company was cancelled and replaced with a new warrant agreement whereby the investor received 900,000 warrants with an exercise price of $0.40 per share and which expire January 12, 2009. The common shares underlying these warrants have not been registered and will be issued with a Rule 144 restrictive legend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

The net loss of $66,219 for the quarter ended June 30, 2005 was lower by $801,558 or 92% versus last year's comparable quarter. The net loss for the current six months ended June 2005 of $213,726 was smaller by $1,338,842 or 86% as compared to the same period in the previous year. Reasons for the significantly lower net loss were largely due to higher revenues, lower general and administrative expenses, lower interest expense and lower research and development expenses. The specific details of these changes are discussed below.

Revenues

Revenues of $274,849 earned during the quarter ended June 30, 2005 were higher by $83,365 or 44% over the comparable period last year. This increase in revenues was due to a growing acceptance to use radio frequency identification microchips as a permanent solution for the identification of animals.

Revenues of $616,331 earned during the first six months of 2005 were higher by $236,544 or 62% versus the comparable period last year. The increase in revenues for the six months ended June 2005 was due to the reason cited above and because of a $135,000 order received from two customers in the fisheries industry during the first quarter of 2005. Similar orders from the fisheries industry have generally occurred in the fourth quarter in prior years. All our revenues earned during the first six months of 2005, the quarter ended June 30, 2005, and the comparable periods in 2004 were entirely from our companion animal/biological sciences division. All revenues in our current reporting periods were also earned from customers located entirely in Canada.

We expect a continued acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domesticated species, and increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities.

Effective August 1, 2005, the National Companion Animal Coalition (NCAC) of Canada will be phasing out the use of FECAVA microchips, the previous standard, in favor of ISO microchips. Although NCAC is not a regulatory body, they require a review of all Canadian suppliers’ products prior to recognizing their use in companion animals for Canada. We will be seeking requisite approval from the NCAC. Until such time approval is granted, it may have a material negative impact on our long term revenues, results of operations and liquidity in our companion animal division.

An increasing number of countries including the United States, Canada, Australia, Argentina, Brazil, European Union, Thailand, Taiwan and others have either expressed their intent to move towards mandatory identification of livestock or have already committed to do so. With our focus to expand the use of microchips into the livestock industry, we believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Cost of Revenues

Cost of Revenues of $114,791 for the quarter ended June 30, 2005 increased by $33,224 or 41% over the previous year’s comparable period while cost of revenues of $302,222 for the first six months of 2005 increased by $136,476 or 82%. The increase in cost of revenues is attributed to a higher volume of products sold.

Our gross margin of 58% during the quarter ended June 30, 2005 was higher by less than 1% over the comparable period in 2004. The marginal increase in gross margin was due to a slightly stronger Canadian dollar relative to the US dollar. All our products purchased for resale in the companion animal and biological sciences markets are paid for with US Dollars and sold in Canadian Dollars.

Our gross margin of 51% during the first six months of 2005 was lower by 5% from the comparable period in 2004. The decrease in gross margins is attributed to a smaller margin earned from our higher volume sales to the fisheries industry as referenced above under Revenues.

Research and Development

Research and development expenses of $56,482 and $144,506 for the quarter ended June 30, 2005 and for the first six months of 2005 respectively, decreased by $143,306 or 72% and $78,973 or 35% over last year’s comparable periods. This decrease is due to the fact that we are in the pre-production phase on most of our products thereby requiring less development of our DataTRAC™ RFID tags and readers. It is our expectation that our research and development expenses will be comparable for future reporting periods.

General and Administrative

For the quarter ended June 30, 2005, general and administrative expenses of $165,409 were lower by $31,702 or 16% over last year’s comparable period largely due to $27,359 in lower compensation to directors and $9,244 in lower consulting expenses offset by higher expenditures in salaries due to increased staff, and higher other general business expenditures. The compensation to directors was paid with common shares.

For the first six months of 2005, general and administrative expenses of $374,574 were lower by $146,036 or 28% over the previous year’s comparable period largely due to $129,222 in lower consulting fees, $43,992 in lower corporate communication charges, $36,054 in lower legal fees related to two financings executed in the first quarter of 2004 and $29,705 in lower directors’ fees which were paid in common stock offset by $75,377 in higher salaries due to increased staff, and higher expenditures in travel, insurance and other general business expenditures.

Consulting expenses for the quarter ended June 30, 2005 of $0 were lower by $9,244 over the previous year’s comparable period. Consulting expenses of $8,281 were lower by $129,222 or 94% during the first six months of 2005 versus the comparable period in the previous year. The decrease in consulting expenses was largely due to a reallocation of such expenses to research and development costs. It is our expectation that our consulting expenses will be comparable to those fees allocated in the quarter ended June 30, 2004 for future reporting periods.

General and administrative expenditures are expected to continue to increase as we implement sales and marketing initiatives to develop markets for our new DataTRAC™ RFID technology targeted at the livestock industry.

Interest Expense

During the quarter ended June 30, 2005, interest expense of $4,385 decreased by $576,410 or 99% when compared to the same quarter last year. Of the total of $4,385 in interest expense for the quarter ended March 31, 2005, $3,138 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $1,247 is accrued interest related to the same Note Payable. Of the total of $580,795 in interest expense for the quarter ended June 30, 2004, $572,199 is attributed to non-cash interest related to a discount regarding a debenture agreement entered into on January 20, 2004 and which matured June 29, 2004, $3,138 is non-cash interest related to a Note Payable owing to one of our Directors and $5,458 is cash interest expense attributed to our outstanding notes payable.

For the first six months of 2005, interest expense of $8,755 was lower by $1,013,765 or 99% versus the comparable period in 2004. Of the total of $8,755 in interest expense for the first six months ended June 30, 2005, $6,276 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $2,479 is accrued interest related to the same Note Payable. Of the total of $1,022,520 in interest expense for the first six months of 2004, $1,004,794 is attributed to non-cash interest related to a discount regarding a debenture agreement entered into on January 20, 2004 and which matured June 29, 2004, $6,276 is non-cash interest related to a Note Payable owing to one of our Directors and $11,450 is cash interest expense attributed to our outstanding notes payable.

As at June 30, 2005, we had only one remaining note payable outstanding for $50,000 which accrues interest at 10% per annum and to which non-cash interest is charged.

Liquidity and Capital Resources

As at June 30, 2005, we had cash and cash equivalents of $338,279.

During the first six months ended June 30, 2005, net cash used in operating activities of $231,187 was lower by $122,313 or 35% as compared to last year's comparable period. The decrease in cash used by operating activities during the first six months of 2005 as compared to the comparable period in 2004 resulted primarily from a significantly smaller net loss during the current reporting period.

During the first six months ended June 30, 2005, net cash used by investing activities of $1,452 was lower by $10,770 or 88% during the prior year’s comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, and software. We have no commitments for future purchases of capital assets.

During the first six months ended June 30, 2005, net cash provided by financing activities of $0 provided lower cash of $1,178,903 as compared to the previous year's comparable period. No financing activity occurred during the current six months ended June 30, 2005 whereas we secured two private placements, received cash from the exercise of options and paid off certain notes payable in the comparable quarter in 2004.

Currently in the global livestock industry, countries such as the United States, Taiwan, Australia, New Zealand, Thailand, European Union, Argentina and Brazil are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action are to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing nations such as the European Union, Asia and North America are demanding that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity with the exception of NCAC approval of our ISO products for the companion animal industry in Canada as discussed above. Our current cash balance is estimated to be sufficient to fund our current operations over the next three to six months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next three to six months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $60,000 to $75,000 per month. It is our intent to secure a market share in the livestock identification industry which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. No firm commitment arrangements have been entered into to date for a future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

On June 29, 2005, we cancelled a previous issuance of 100,000 warrants to an investor and replaced them with 900,000 warrants with an exercise price of $0.40 per warrant and which are exercisable anytime until January 12, 2009.

On July 1, 2005, we issued 350,000 shares to Gottfried Auer and Mayuree Moonros to acquire a 60% interest in AFG Asia Engineering Co., Ltd., a Thailand company.

All of the securities issued above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 21, 2005, we held our Annual General Meeting of shareholders for the purpose of re-electing the Board of Directors, re-appointing the auditors, Lopez, Blevins, Bork & Associates, LLP, and changing the corporate domicile from South Dakota to Nevada. All three proposals were approved by shareholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3) Articles of Incorporation, By-Laws and Stock Option Plan.
(i) Articles of Incorporation.1
(ii) By-Laws. 1
(iii) Stock Option and Incentive Plan. 1

(10) Material Contracts.

Acquisition Agreement to acquire 60% interest in AFG Asia Engineering Co., Ltd. 2

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

Change in Directors filed July 27, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced ID Corporation
(Registrant)

Dated: August 4, 2005	By:	/s/ Barry I. Bennett
Barry I. Bennett
Director, Chief Executive Officer and President

By:	/s/ Todd D. Noble
Todd D. Noble
Chief Financial Officer, Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)