Form 10QSB
period 2005-09-30
ADVANCED ID CORP
filed 2005-11-16
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

As of November 11, 2005 there were 44,755,343 shares of Class “A” common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-QSB

For the Third Quarter Ended September 30, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004

b.	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

c.	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

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

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2005	December 31, 2004
	(Unaudited)
Current Assets
Cash	$374,545	$576,484
Accounts receivable and other, net of allowance for doubtful accounts of $4,914 and $4,740	52,858	51,952
Inventory	46,628	78,895
Prepaid expenses	3,985	3,738

Property and equipment, net	47,913	25,235
Goodwill	55,486	-
Total Other Assets	103,399	25,235

Total assets	$581,415	$736,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$161,403	$90,615
Notes payable	19,983
Advanced from related parties	61,832	46,268
Accrued liabilities	83,262	61,502
Total Current Liabilities	326,480	198,385

Minority interest in AFG Asia Engineering	17,421	-

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares authorized none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,170,341 and 42,155,341 shares issued and outstanding	441,703	421,553
Additional paid-in capital	3,519,113	3,113,563
Accumulated deficit	(3,742,787)	(3,022,651)
Accumulated other comprehensive income	19,485	25,454
Total Stockholders’ Equity	237,514	537,919

Total Liabilities and Stockholders’ Equity	$581,415	$736,304

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$167,136	$249,569	$783,467	$629,356
Cost of revenues	86,459	172,430	388,681	338,176
Gross profit	80,677	77,139	394,786	291,180

Research and development expense	91,275	117,285	235,781	340,764
General and administrative expense	486,980	136,994	861,554	657,604

Loss from operations	(497,578)	(177,140)	(702,549)	(707,188)

Interest expense	(4,398)	(6,629)	(13,153)	(1,029,149)

Net loss before minority interest	(501,976)	(183,769)	(715,702)	(1,736,337)

Minority share of net income	(4,434)	-	(4,434)	-

Net loss	$(506,410)	$(183,769)	$(720,136)	$(1,736,337)

Comprehensive Income (Loss):
Foreign currency translation	1,315	50,134	(5,969)	70,154

Comprehensive income (loss)	$(505,095)	$(133,635)	$(726,105)	$(1,666,183)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	43,709,200	41,654,183	42,715,359	40,347,636

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(720,136)	$(1,736,337)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,148	5,911
Stock issued for services	123,900	213,400
Non-cash interest	-	969,180
Non-cash compensation	153,300	-
Changes in assets and liabilities:
Accounts receivable	6,004	(14,089)
Other current assets	27,508	(46,861)
Accounts payable and accrued expenses	101,961	46,612
CASH FLOWS USED IN OPERATING ACTIVITIES	(299,315)	(562,184)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital Expenditures	(2,223)	(15,892)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,223)	(15,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture	-	1,000,000
Financing Commissions	-	(31,541)
Proceeds from subscription agreement	75,000	250,000
Proceeds from options exercised	-	5,000
Payments on notes payable	-	(76,796)
CASH FLOWS FROM FINANCING ACTIVITIES	75,000	1,146,663

MINORITY INTEREST	4,434	-

EFFECT OF EXCHANGE RATE CHANGES	20,165	71,405

NET INCREASE (DECREASE) IN CASH	(201,939)	639,992
Cash, beginning of period	576,484	60,572
Cash, end of period	$374,545	$700,564

NON CASH FINANCING ACTIVITIES:
Conversion of debt to common stock	$-	$1,002,305

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation (“Advanced ID”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004, as reported in the Form 10-KSB filed on March 31, 2005, have been omitted.

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

NOTE 3 - OPTIONS

During the nine months ended September 30, 2005, the Board of Directors accelerated the vesting period on all outstanding options. As a result, a total of 1,280,000 options became vested effective April 20, 2005 resulting in a total of 1,730,000 options outstanding and vested. On July 21, 2005, an additional 1,000,000 options were granted to the directors that vested immediately.

The following table illustrates the effect on net income and earnings per share if Advanced ID had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(506,410)	$(183,769)	$(720,136)	$(1,736,337)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(199,529)	-	(745,736)	-
Pro forma net loss	$(705,939)	$(183,769)	$(1,465,872)	$(1,736,337)

Pro forma net loss per share:
Basic and diluted - as reported	$(0.01)	$(0.00)	$(0.02)	$(0.04)
Basic and diluted - pro forma	$(0.02)	$(0.00)	$(0.03)	$(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 10 years.

NOTE 4 - ACQUISITION OF AFG ASIA ENGINEERING

On July 1, 2005, Advanced ID concluded an agreement to acquire a 60% interest in AFG Asia Engineering Co., Ltd. of Chiang Mai, Thailand to strengthen its resources in the radio frequency identification market. AFG Asia Engineering is in the design and development of ultra high frequency (UHF) radio frequency identification technology. The controlling interest in AFG Asia Engineering was acquired for a purchase price of 350,000 common shares of Advanced ID Corporation. The results of operations of AFG Asia Engineering are included in Advanced ID’s consolidated financials since July 1, 2005. The value that will be assigned to this acquisition will be $73,500 and which is based on 350,000 shares multiplied by the closing share price of $0.21 on July 1, 2005.

NOTE 5 - COMMON SHARES

During the nine months ended September 30, 2005, Advanced ID issued a total of 2,015,000 shares of common stock.

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

On July 1, 2005, Advanced ID issued 291,667 shares and 58,333 shares of Common Stock to Gottfried Auer and Mayuree Moonros to acquire a 60% interest in AFG Asia Engineering Co., Ltd. (See Note 4).

On July 21, 2005, Advanced ID issued a total of 400,000 shares of Common Stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development. Advanced ID recorded a non-cash expense of $84,000 related to these shares. The shares were valued based on the closing price on the date they were awarded.

On July 21, 2005, Advanced ID issued a total of 730,000 shares of Common Stock to five employees and consultants as compensation for past services. Advanced ID recorded a non-cash expense of $153,300 related to these shares. The shares were valued based on the closing price on the date they were awarded.

On July 21, 2005, Advanced ID issued a total of 100,000 shares of Common Stock to the directors as compensation for services performed. Advanced ID recorded a non-cash expense of $21,000 related to these shares. The shares were valued based on the closing price on the date they were deemed awarded.

On September 29, 2005, Advanced ID issued a total of 375,000 shares of Common Stock to three investors for cash proceeds totaling $75,000. In connection with the sale of the 375,000 shares of common stock, Advanced ID issued warrants to acquire 375,000 shares of common stock at $0.40 per share for a period of three years. No expense was recorded in the quarter related to the issuance of these warrants or common stock because the issuances related to fund raising costs.

NOTE 6 - SUBSEQUENT EVENTS

On October 17, 2005, Advanced ID issued a total of 125,000 shares of Common Stock to one investor for cash proceeds totaling $25,000. In connection with the sale of the 125,000 shares of common stock, Advanced ID issued warrants to acquire 125,000 shares of common stock at $0.40 per share for a period of three years.

On October 20, 2005, Advanced ID amended its subscription agreements with the four investors noted above. As a result, each investor received an additional 41,667 shares of Common Stock and an additional 41,667 warrants. The exercise price of the warrants was also amended to $0.30 per share.

On October 27, 2005, Advanced ID issued a total of 286,667 shares of Common Stock to four investors for cash proceeds totaling $43,000. In connection with the sale of the 286,667 shares of common stock, Advanced ID issued warrants to acquire 286,667 shares of common stock at $0.30 per share for a period of three years.

On November 7, 2005, Advanced ID issued a total of 26,667 shares of Common Stock to one investor for cash proceeds totaling $4,000. In connection with the sale of the 26,667 shares of common stock, Advanced ID issued warrants to acquire 26,667 shares of common stock at $0.30 per share for a period of three years.

Advanced ID and Salmon Creek Public Relations entered into an agreement dated August 31, 2005 where Salmon Creek is to provide public relations services to Advanced ID from August 31, 2005 through November 30, 2005. Should this agreement be renewed by both parties prior to November 30, 2005, Advanced ID has agreed to compensate Salmon Creek 15,000 shares of its common stock.

NOTE 7 - COMMITMENTS

On September 15, 2005, Advanced ID entered into an employment agreement with Dan Finch who was hired as the company’s CEO & President for an annual salary of $94,200. In addition to his salary, Mr. Finch will receive a one-time payment of $5,000 for moving expenses and has the opportunity to earn up to 1,000,000 options when pre-determined increases in revenues are attained.

On July 21, 2005, Advanced ID authorized the payment of a severance package to Todd Noble for assisting the company after announcing his resignation. Mr. Noble will receive one year’s salary of  $78,000 Canadian less appropriate deductions and is also entitled to maintain his 400,000 options under the identical terms except that any non-vested options shall immediately become vested on the date of termination.

On July 21, 2005, Advanced ID’s Board authorized compensation of $1,500 per month per director for Seymour Kazimirski, Hubert Meier, Terry Fields and David Goldenberg with such payment to accrue beginning July 2005 and with payment deferred until January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended Sept. 30, 2005 and 2004

The net loss of $506,410 for the quarter ended September 2005 was higher by $322,641 or 176% versus last year's comparable quarter. The net loss for the current nine months ended September 2005 of $720,136 was smaller by $1,016,201 or 59% as compared to the same period in the previous year. Reasons for the higher net loss during the quarter ended September 2005 resulted from lower revenues, higher research and development expenses and higher general and administrative expenses. The significantly lower net loss for the current nine months ended September 2005 were largely due to higher revenues, lower interest expense and lower research and development expenses. The specific details of these changes are discussed below.

Revenues

Revenues of $167,136 earned during the quarter ended September 2005 were lower by $82,433 or 33% over the comparable period last year. This decrease in revenues was due to the receipt of $36,690 from our Argentina distributor for a purchase order received in the quarter ended September 2004 and which did not occur in the comparable period in 2005. Lower revenues also resulted due to the National Companion Animal Coalition’s (NCAC) change to phase out the use of FECAVA microchips, the previous standard, in favor of ISO microchips effective August 1, 2005. Until September 28, 2005, we had not obtained the requisite approval from the NCAC for our microchips that had a negative impact on our revenues during the quarter ended September 2005. Although FECAVA microchips are being phased out for companion animals by the NCAC, we continue to sell them for use in non-companion animals and to veterinarians who continue to prefer FECAVA over ISO microchips. Of the total revenues of $167,136 earned during the quarter ended September 2005, $144,307 or 86% were from our companion animal/biological sciences division in Canada and $22,829 or 14% were from our ultra high frequency (UHF) division with all such revenues located in the United States. All revenues earned during the comparable period in 2004 were from our companion animal/biological sciences division solely in Canada.

Revenues of $783,467 earned during the first nine months of 2005 were higher by $154,111 or 24% versus the comparable period last year. The increase in revenues for the nine months ended September 2005 was due to a $135,000 order received from two customers in the fisheries industry during the first quarter of 2005, the addition of AFG Asia Engineering’s revenues noted above and due to a growing acceptance to use radio frequency identification microchips as a permanent solution for the identification of animals. Similar orders from the fisheries industry have generally occurred in the fourth quarter in prior years. Of the total revenues of $783,467 earned during the first nine months of 2005, $752,343 or 96% were from our companion animal/biological sciences division in Canada and $31,124 or 4% were from our UHF division with all such revenues located in the United States. All revenues earned during the comparable period in 2004 were from our companion animal/biological sciences division in Canada with the exception of $50,000 from our UHF division with all such revenues from Argentina.

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

Cost of Revenues

Cost of Revenues of $86,459 for the quarter ended September 2005 decreased by $85,971 or 50% over the previous year’s comparable period while cost of revenues of $388,681 for the first nine months of 2005 increased by $50,505 or 15%. The decrease in cost of revenues for the quarter ended September 2005 was due to a lower volume of products sold while the increase in cost of revenues for the first nine months of 2005 is attributed to a higher volume of products sold relative to each respective comparable period.

Our gross margins of 48% during the quarter ended September 2005 was higher by 17% over the comparable period in 2004. The increase in gross margins was due to higher than expected manufacturing costs for the production of our radio frequency identification (RFID) livestock tags in the comparable quarter in 2004. These manufacturing costs have diminished significantly due to numerous adjustments to streamline specific manufacturing processes. The increase in gross margins also reflects a significantly stronger Canadian dollar relative to the US dollar. All our products purchased for resale in our companion animal and biological sciences division are paid for with US Dollars and sold in Canadian Dollars.

Our gross margins of 50% during the first nine months of 2005 were higher by 4% over the comparable period in 2004. The increase in gross margins is attributed to the reasons cited above.

Research and Development

Research and development expenses of $91,275 for the quarter ended September 30, 2005 were lower by $26,010 or 22% versus the comparable period last year. For the first nine months of 2005, research and development expenses of $235,781 were lower by $104,983 or 31% than the comparable period in 2004. It is our expectation that our research and development expenses will be comparable for future reporting periods.

General and Administrative

For the quarter ended September 30, 2005, general and administrative expenses of $486,980 were higher by $349,986 or 255% over last year’s comparable period largely due to $153,300 in higher non-cash compensation to employees, $25,907 in higher consulting fees, $49,550 in higher corporate communication charges, $23,116 in higher salaries due to increased staff, $38,891 in higher directors’ fees which were paid in the second quarter of the previous year, $19,953 in general and administrative expenses attributed to AFG Asia Engineering which did not exist in last year’s comparable period, and higher other general business expenditures. Of the total of $486,980 in general and administrative expenses for the quarter ended September 2005, $258,191 was attributed to non-cash charges.

For the first nine months of 2005, general and administrative expenses of $861,554 were higher by $203,950 or 31% over the previous year’s comparable period largely due to $153,300 in higher non-cash compensation to employees and $99,194 in higher salaries due to increased staff offset by $104,517 in lower consulting fees, $36,390 in lower legal fees related to two financings executed in the first quarter of 2004, $9,090 in lower in lower directors’ fees which were paid in common stock and $19,953 in general and administrative expenses attributed to AFG Asia Engineering which did not exist in last year’s comparable period. The remaining difference is attributed to higher expenditures in professional fees, website development, corporate communication charges, and other general business expenditures.

Consulting expenses for the quarter ended September 2005 of $37,234 were higher by $25,907 or 70% over the previous year’s comparable period. Consulting expenses of $45,592 were lower by $104,517 or 70% during the first nine months of 2005 versus the comparable period in the previous year. It is our expectation that our consulting expenses will be comparable to those fees allocated in the quarter ended September 2005 for future reporting periods.

General and administrative expenditures are expected to continue to increase as we implement sales and marketing initiatives to develop markets for our new DataTRAC™ RFID technology targeted at the livestock industry.

Minority Share of Net Income

On July 1, 2005, Advanced ID concluded an agreement to acquire a 60% interest in AFG Asia Engineering Co., Ltd. The minority share of net income of $4,434 represents an adjustment to deduct the 40% non-owned interest in AFG Asia Engineering.

Interest Expense

During the quarter ended September 2005, interest expense of $4,398 decreased by $2,231 or 34% when compared to the same quarter last year. Of the total of $4,398 in interest expense for the quarter ended September 2005, $3,138 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $1,260 is accrued interest related to the same Note Payable. Of the total of $6,629 in interest expense for the quarter ended September 2004, $3,138 is non-cash interest related to a Note Payable owing to one of our Directors and $3,491 is cash interest expense attributed to our outstanding notes payable.

For the first nine months of 2005, interest expense of $13,153 was lower by $1,015,996 or 99% versus the comparable period in 2004. Of the total of $13,153 in interest expense for the first nine months ended September 2005, $9,414 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $3,739 is accrued interest related to the same Note Payable. Of the total of $1,029,149 in interest expense for the first nine months of 2004, $1,004,794 is attributed to non-cash interest related to a discount regarding a debenture agreement entered into on January 20, 2004 and which matured June 29, 2004, $9,414 is non-cash interest related to a Note Payable owing to one of our Directors and $14,941 is cash interest expense attributed to our outstanding notes payable.

As at September 30, 2005, we had one note payable outstanding to one of our Directors and whose balance was $61,832. The note accrues interest at 10% per annum.

Liquidity and Capital Resources

As at September 30, 2005, we had cash and cash equivalents of $374,545.

During the first nine months ended September 2005, net cash used in operating activities of $299,315 was lower by $262,869 or 47% as compared to last year's comparable period. The decrease in cash used by operating activities during the first nine months of 2005 as compared to the comparable period in 2004 resulted primarily from a significantly smaller net loss during the current reporting period.

During the first nine months ended September 2005, net cash used by investing activities of $2,223 was lower by $13,669 or 86% during the prior year’s comparable period. Cash used by investing activities resulted from the purchase of office furniture and equipment, and software. We have no commitments for future purchases of capital assets.

During the first nine months ended September 2005, net cash provided by financing activities of $75,000 was lower by $1,071,663 or 93% as compared to the previous year's comparable period. During the first nine months of 2005, we completed subscription agreements with three investors for $75,000 whereas we secured two private placements, received cash from the exercise of options and paid off certain notes payable in the comparable period in 2004.

Currently in the global livestock industry, countries such as the United States, Taiwan, Australia, New Zealand, Thailand, European Union, Argentina and Brazil are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action are to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing nations such as the European Union, Asia and North America are demanding that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long-term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next four to six months and will not be sufficient to fund our long-term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next three to six months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $60,000 to $75,000 per month. It is our intent to secure a market share in the livestock identification industry which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. No firm commitment arrangements have been entered into with the exceptions noted above and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
With the resignation of Todd Noble as Chief Financial Officer effective October 31, 2005, David Goldenberg will manage internal control over financial reporting on an interim basis until a new Chief Financial Officer is hired.

Part II. Other Information

Item 1. Legal Proceedings

There are currently no pending or threatened legal proceedings which involve us or against any of our officers or directors as a result of their capacities with Advanced ID Corporation.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 4, 2005, we issued 100,000 options to Bill Hoffman, an employee of the company, with an exercise price of $0.38 that was the closing bid price on the date the options were issued.

In January and February 2005, we issued a total of 60,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

On June 29, 2005, we cancelled a previous issuance of 100,000 warrants to Kelly Simon, a previous investor in the company, and replaced them with 900,000 warrants with an exercise price of $0.40 per warrant and which are exercisable anytime until January 12, 2009.

On July 1, 2005, we issued 350,000 shares to Gottfried Auer and Mayuree Moonros to acquire a 60% interest in AFG Asia Engineering Co., Ltd., a Thailand company.

On July 21, 2005, we issued 730,000 shares of our common stock to five employees and consultants who included Jean Russell, Keith Taite, Cathy Hutcheson, Trevor Chittick and Marcella Buckland as non-cash compensation.

On July 21, 2005, we issued 400,000 shares of our common stock to Financial Capital Consultants for consulting services rendered in connection with financial public relations and business development.

On July 21, 2005, we issued a total of 1,000,000 options to the directors that included Hubert Meier, Che Ki Li, Terry Fields, Seymour Kazimirski and David Goldenberg for services performed as such.

All of the securities issued above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 21, 2005, we held our Annual General Meeting of shareholders for the purpose of re-electing the Board of Directors, re-appointing the auditors, Lopez, Blevins, Bork & Associates, LLP, and changing the corporate domicile from South Dakota to Nevada. Shareholders approved all three proposals.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(3) Articles of Incorporation, By-Laws and Stock Option Plan.
(i) Articles of Incorporation.1
(ii) By-Laws. 1
(iii) Stock Option and Incentive Plan. 2

(10) Material Contracts.

(i) Employment agreement with Dan Finch. 2

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
Resignation of Chief Financial Officer filed August 18, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced ID Corporation (Registrant)

Dated: November 11, 2005	By:	/s/ Daniel W. Finch
Daniel W. Finch Chief Executive Officer and President

By:	/s/ David M. Goldenberg
David M. Goldenberg Interim Chief Financial Officer, Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)