Form 10KSB
period 2005-12-31
ADVANCED ID CORP
filed 2006-03-31
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Yes  ☒  No   ☐

Total revenues for our fiscal year ended December 31, 2005 were $1,027,723

As of March 23, 2006 the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing bid price for the common stock as reported on the OTC Bulletin Board, was $8,260,814. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

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

Yes  ☐ No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 23, 2006 there were 47,190,343 shares of common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

ITEM 1. DESCRIPTION OF BUSINESS	4

OVERVIEW	4
PRODUCTS AND SERVICES OVERVIEW	5
Companion Animal/Biological Sciences Products and Services	5
Livestock Animal Products and Services	5
BUSINESS MODEL	6
INTELLECTUAL PROPERTY	6
TARGET MARKET	6
MARKETING AND SALES STRATEGY	7
Sales and Distribution Channels	7
Pricing Strategy	7
Recent Developments	7
COMPETITION	8
COMPETITIVE ADVANTAGES	9
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS	9
TRADEMARKS AND PATENTS	12
EMPLOYEES	12
REPORTS TO SECURITY HOLDERS	12

ITEM 2. DESCRIPTION OF PROPERTY	12

ITEM 3. LEGAL PROCEEDINGS	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	13

MARKET INFORMATION	13
HOLDERS	13
DIVIDENDS	13
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS	13
RECENT SALES OF UNREGISTERED SECURITIES	14
(i) Fiscal 2004 Transactions	14
(ii) Fiscal 2005 Transactions	15
(iii) Fiscal 2006 Transactions	16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS	17

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004	17
Revenues	18
Cost of Revenues	18
Research and Development	18
Selling, General and Administrative	18
Insurance	18
Minority Share of Net Income	18
Interest Expense	18
Liquidity and Capital Resources	18
ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIALS	20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33

ITEM 8A. CONTROLS AND PROCEDURES	33

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	34

DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES	34
BUSINESS EXPERIENCE OF OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES	34

ITEM 10. EXECUTIVE COMPENSATION	35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	36

(I) PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK	36
(II) DIRECTORS OF ADVANCED ID CORPORATION	36
(III) OFFICERS AND SIGNIFICANT EMPLOYEES OF ADVANCED ID CORPORATION	36
(IV) DIRECTORS AND OFFICERS OF ADVANCED ID CORPORATION AS A GROUP	36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	37

HERITAGE VENTURES LTD	37
SEYMOUR KAZIMIRSKI	37
HUBERT MEIER	37
CHE KI LI	38
David Goldenberg	38
Terry Fields	38

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	38

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	40

SIGNATURES	40

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

On October 17, 2002 AVID Canada Corporation combined with USA Sunrise Beverages, Inc. (USA), an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of AVID Canada and a recapitalization of USA. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares to Heritage Ventures Ltd., AVID Canada’s former parent company, in exchange for the 200 outstanding shares of AVID Canada and $505,724 in debt owed by AVID Canada to Heritage Ventures. Avid Canada was incorporated in Alberta, Canada, on November 26, 1993. USA changed its name to Advanced ID Corporation effective November 15, 2002. As a result of the reverse merger transaction, Advanced ID now wholly owned AVID Canada and the original security holders of USA now hold 7,000,999 shares in Advanced ID. No consulting fees or finder’s fees were paid in relation to the reverse merger transaction.

Advanced ID has three subsidiaries, Advanced ID Asia Engineering Co. Ltd. (formerly AFG Asia Engineering Co. Ltd.) AVID Canada Corporation and Universal Pet Care, both of whom are wholly owned. AVID Canada Corporation is a reseller of radio frequency identification (RFID) microchips and scanners manufactured by American Veterinary Identification Devices (AVID) of the United States under the brand name AVID. AVID Canada does not own the AVID brand name or trademark. There currently exists no distribution agreement with AVID. The products are marketed to the companion animal and biological sciences sectors in Canada only.
Universal Pet Care is a non-operating entity with no assets or liabilities.

On July 1, 2005 Advanced ID concluded an agreement to acquire a 60% interest in AFG Asia Engineering Co. Ltd. of Chiang Mai, Thailand to strengthen its resources in the radio frequency identification market. AFG Asia Engineering is a leader in the design and development of ultra high frequency (UHF) radio frequency identification technology.

Advanced ID develops, manufactures and sells, either directly or through distributors, microchip identification technologies referred to as radio frequency identification microchips and readers to the animal industry. In the second quarter of 2004, we began commercializing these products under the brand name, DataTRAC(TM). The intellectual property rights to the DataTRAC(TM) products are owned by Advanced ID Corporation.

RFID allows for the positive identification and location tracking of animals or objects that are embedded or tagged with RFID microchips. We currently supply over 3,000 organizations such as animal shelters, veterinarians, breeders, government agencies, universities, zoos, research labs and fisheries with RFID devices for companion animals, exotics, equines, bovines, llamas, alpacas, ostriches, aquatic species, reptiles, migratory and endangered species. We have implanted microchips in over 450,000 companion and other valuable animals, currently track nearly one million animals in our PETtrac database, and reunite numerous lost animals with their families each month.

Sales of microchips and readers to the companion animal and biological sciences markets in Canada continue to contribute a majority of our income in 2005, additionally sales of Ultra High Frequency (UHF) animal tags and readers were made to the states of New York and Colorado for the purpose of identifying captive Elk and Deer who are potential carriers of Chronic Wasting Syndrome Disease. Additionally Advanced ID Corporation commenced selling UHF identification tags to Goodyear Tire and Rubber Company under a purchase order finalized in the third quarter of 2005, this purchase order has continued into 2006.

As noted above, we are currently serving the Canadian market as a reseller of AVID’s RFID products. We have no plans to expand the marketing of AVID’s RFID technology for the companion animal and biological sciences sectors beyond Canada. The only way we would consider selling AVID’s products outside of Canada is if we first obtained written authorization, and it is not our intent to seek such approval at this time.

However, since we own the intellectual property of the DataTRAC(TM) microchips, we plan to market the sale of our products throughout the world, either directly or through international distributors. Our DataTRAC(TM) products are in no way competitive to the products supplied to us by AVID. We do not expect that any of our initiatives to market our DataTRAC(TM) products will negatively affect our current relationship with AVID, or at any time in the future. Our initial focus will be to target the bovine market that is numbered at over one billion cattle including 110 million in North America. In the United States and Canada, packing plants slaughter approximately 150,000 head of cattle each day or approximately 35 million per year. Our next market will be the 750 million hogs worldwide. Annual hog slaughter in Canada and the United States totals 117 million. Currently, the Taiwanese hog population is 7.2 million head with annual slaughtering totaling approximately 11 million. Our third target market is the sheep industry. With inventories of 165 million head in Australia and New Zealand and total reliance on export markets, there is concern over the economic ramifications of a disease outbreak should the sheep industry be unable to ensure food safety. North America, Asia and Europe are the main importers of their meat products and are demanding food safety for their consumers. It is important to note that livestock identification tags carry a unique numeric sequence that is used only once.1

1  www.fas.usda.gov/dlp/circular/2001/01-101p/toc.htd

Products and Services Overview

Companion Animal/Biological Sciences, Inanimate Products and Services

Our current product offering includes an established line of RFID tags, readers, and software.

RFID Tags: Our RFID Tags purchased from American Veterinary Identification Devices consist of an integrated circuit or microchip utilizing a low frequency of 125 KHz or 134 KHz. The microchip is sealed in glass, compatible with the animal’s body, containing a programmed identification number which fits inside a hypodermic needle, and can be injected under the skin of an animal. Since these RFID Tags are passive, meaning they do not require a battery, a reader temporarily energizes the microchip allowing it to transmit its data to the reader with error-free reliability. Under normal conditions, the RFID Tags can last in excess of 20 to 25 years and generally well beyond the life of any companion animal. The read range for low frequency tags is approximately three to seven inches.

RFID Readers: We offer a variety of hand-held readers that read both our microchips and our competitors' microchips. Our reader formats include International Standards Organization (ISO), Federation of European Companion Animal Veterinarian Association (FECAVA) and AVID’s encrypted standard.

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

Services: We provide an electronic and manual data entry service to the PETtrac global tracking system for all animals identified with a microchip, including our competitors’ microchips, collar tags, rabies vaccination numbers and tattoo numbers in Canada. Animal recoveries can be performed by accessing our database through a web browser, as well as through a 24/7 operator assisted service by calling a toll free line.

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

Effective April 2003, we signed a strategic partnership agreement with Guide-Trend Technology Company Ltd. of China for the manufacturing of our RFID tags. Once completed, the final product is shipped directly to our customers. The integrated circuits or microchips are purchased on our behalf by Guide-Trend from EM Microelectronic of Switzerland or Philips Semiconductors of the Netherlands, two of the world’s largest RFID integrated circuit manufacturers. There exists no purchase contract with any of our suppliers as each purchase order is negotiated separately at this time.

Currently, we are the only company that is offering ultra high frequency tags to the livestock industry. All of our competitors offer low frequency tags which are generally more costly to produce, offer a shorter read range, and have limited reading capability within automated livestock processing plant environments. Adoption of RFID technology by animal owners has been slower than anticipated resulting lower than anticipated sales, additionally the adoption of Low Frequency ISO 11784 and 11785 compliant technology by a growing number of countries could delay or reduce tag and reader sales.

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

Inanimate Products and Services: In August 2005 Advanced ID was awarded a Purchase Order from Goodyear Tire and Rubber Company of Akron Ohio for RFID identification tags. Goodyear is undertaking trials to test the durability and practicality of embedding UHF tags specifically designed for their tires. Tags were produced on a prototype basis initially prior to moving into larger scale production. The 2006 NASCAR racing tires will all have this product attached to their racing tires.

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

- Expanding RFID technology into industrial applications such as the energy and manufacturing industries. The knowledge and profile gained through the relationship with Goodyear Rubber and Tire Company is one example.

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

Our PETtrac system has been approved for use across Canada by the National Companion Animal Coalition (NCAC) thereby giving us access to over 3,000 professional veterinarians as well as all SPCAs and humane societies, thus tapping a market of over eight million animals.

In the livestock industry, the Bovine Spongiform Encephalopathy (i.e. BSE or Mad Cow Disease) disease that plagued Europe in 1998 was thought to have infected North American herds. This resulted in legislative efforts for animal identification and tracking systems with RFID being the preferred technology. Governments are implementing legislation requiring a quick and secure animal trace back system, aimed at improving food safety for consumers from animal diseases. Our products have been designed to exceed existing regulations. 2

Advances in microchip design, miniaturization, global positioning tracking, read range, read/write capabilities and data storage have greatly expanded the applications for RFID tags. RFID systems are being piloted and used in a wide range of retail, commercial and industrial applications but they are not widely used in the livestock industry. Our initial focus in expanding our revenue streams is to be the system integrator or solutions provider for the livestock industry which is estimated to be in excess of two billion head of cattle, hogs and sheep. 3

2  www.canadaid.ca/ccia-regulations
3  www.fas.usda.gov/dlp/circular/2001/01-101p/toc.htd

Marketing and Sales Strategy

Sales and Distribution Channels

With a strong channel already established in the Canadian companion animal and biological sciences markets with our direct sales team, comprised of one sales representative and three customer support personnel, we intend to leverage this position by securing additional relationships with other veterinarian professionals in targeted regions across Canada. Currently, we have relationships with the following distribution agencies; Associate Vet Purchasing, Western Drug Distribution Center, Vet Purchasing, Sage London, Canadian Kennel Club and Centre de Distribution de Medicaments Veterinaires (CDMV). There is no contractual agreement or volume commitment in place with any of these parties. During fiscal 2005, we had three customers, Canadian Kennel Club, Veterinary Purchasing and Goodyear Tire and Rubber Company, that each accounted for more than 10% of our revenues.

In the United States and Canada, we expect that the majority of our sales for our livestock products will be through direct channels and distribution co-operatives. In addition, we plan to use independent resellers or distributors in targeted regions and countries. We have established distributors in Taiwan, Argentina, Australia, New Zealand, China and Thailand These independent resellers and distributors will purchase our UHF products and resell them at a higher price. Our initial focus in the livestock industry will be to target those countries that have enacted mandatory animal identification legislation or have indicated their intent to enact such legislation.

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

Recent Developments

In Thailand, the Government has expressed their desire to implement an identification and trace back system as a result of the recent Avian influenza outbreak. We demonstrated our RFID technology in meetings held with government officials in May and October 2004. With the completion of Thailand’s election on February 6, 2005 and the appointment of the new Minister of Agriculture and Cooperatives in March 2005, numerous meetings have been held with government officials. No contracts or sales have been negotiated and it is not certain at this time what their final course of action will be.

In Argentina, we secured our first order for 100,000 RFID tags in April 2004. Due to high import taxes in Argentina, we have arranged through our Argentine distribution partner to finish production of our RFID tags in order to eliminate such taxes. Since April 2004, we have not secured any additional orders from our distributor.

In Taiwan, we met with elected government officials, including representatives from the Departments of Agriculture and Health, and demonstrated our RFID technology. In August 2004, we began implementation of a final large-scale trial, through our Taiwanese distribution partner, LKIT Co., Ltd., to aid in developing the requisite parameters for the establishment of such a system. A tag redesign was required due to some unanticipated reading failures from the biting pressure of the animals; the redesign was completed and tested in the fourth quarter of 2005. New demonstrations are now underway; we anticipate a decision from government official later in 2006.

In Australia, a larger sheep trial was completed using our new tag and a specially designed reader arrangement to demonstrate the effectiveness of reading larger groups of sheep as they pass through a wide alley. The industry has been clear that this is necessary from the producers’ point of view to ensure large sheep flocks can be read easily without stress to the animals. Excellent results were received a majority of the time but not as consistent as we would like, as a result additional reader layouts are being tested. The State government of Victoria has called for an RFID tender for Sheep and Goat identification; we are currently reviewing the requirements and anticipate completing the tender.

In March 2005, we announced that Kansas State University began an evaluation of our technology to provide empirical data on its features and benefits, and to provide a comparison with competitive technology. This test was completed demonstrating proof of concept, a second and larger test is being undertaken to further document the UHF technology in animal identification. Additionally tag and reader sales were completed to the States of New York and Colorado for the purpose of identifying and tracking Elk and Deer under their Chronic Wasting Syndrome surveillance program.

In Canada, the Canadian Cattle Identification Agency (CCIA) adopted RFID animal identification based on ISO 11784 and ISO 11785 animal identification technology. To date this ISO standard only encompasses Low Frequency (LF) technology; it will replace the bar code tag technology that was implemented in 2001. Efforts will continue to demonstrate the benefits of UHF technology as their mandate is to consider any new technology.

Advanced ID is seeking to establish evaluation programs of its RFID technology for the Brazilian cattle industry which is estimated at 180 million head. We are currently in discussions with an organization to be our exclusive distributor for Brazil. In January 2005, we met with government and industry officials. No formal arrangements have been secured to date.

Competition

Our largest competitor in the companion animal and biological sciences market in Canada is Pethealth Inc. who is estimated to have approximately 45% market share compared with our estimated 40% market share. During 2004, Anitech Enterprises Inc. ceased operations and no longer remains a competitor. Less than three years ago, Anitech held the largest market share in Canada. The remaining 15% market share is spread among two companies which includes Microchips 4 Solutions and EIDAP. While in business, Anitech was a reseller of Digital Angel Corporation’s microchips and readers and as further referenced under Applied Digital Solutions below.

Pethealth Inc. - Pethealth’s vision is to become the leading provider of insurance and integrated health related information services to the North American companion animal market. Currently Pethealth claims it is Canada's largest provider of accident and illness insurance for dogs and cats to pet owners and the second largest in North America. Pethealth entered the companion animal industry in February 2003 where it has grown its market share by offering significantly lower priced products than all other competitors in North America. Pethealth is a reseller of Allflex USA’s companion animal products and which is further discussed below. Allflex’s technology offers no competitive advantages over our technology except that Pethealth is offering a significantly lower priced product at this time. It is our belief that they cannot sustain their price points indefinitely as we believe they are selling their products at a loss. For the year ended December 31, 2004, Pethealth showed revenues of CAD $802,443 from microchip sales in Canada and United States which represented 7% of their total revenues of CAD $11,287,000. Revenues from microchip sales during the year ended December 31, 2003 totaled CAD $ 224,524 Pethealth’s accumulated losses as at December 31, 2004 were CAD $18,950,691. 4

The current method of livestock identification predominantly utilizes standard bar code visual tags. The barriers for adoption of current RFID technology include its high cost and its limited read range. Currently, we have a very small market share in this segment. Our top three competitors in the livestock market are as follows:

Allflex USA Inc. - Allflex claims to be the world's leading supplier of livestock identification and management systems. Its products include visual identification ear tags and applicators, electronic identification systems and a variety of precision instruments. Allflex works closely with official and commercial organizations around the world to develop reliable and efficient systems for collecting and transferring information on animal identification, movement and performance. Allflex has manufacturing and technology subsidiaries in USA, Canada, Europe, Australia, New Zealand, Brazil and China. Allflex products are distributed in 80 countries worldwide. For the years ended December 31, 2004 and 2003, Allflex attained unaudited revenues of $112.1 million and $84.1 million, no operating profits were disclosed. 5,6

Applied Digital Solutions, Inc. - Applied Digital, through its subsidiary Destron Fearing, has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. As the animal identification industry expanded, the Company culminated a merger of Fearing Manufacturing and Destron/IDI in November 1993. Their products range from visual ear tags attached to livestock, to electronic microchips implanted under the skin of pets, fish, laboratory animals and livestock. On April 25, 2000, Destron Fearing was acquired by Applied Digital Solutions, Inc. (ADSX - NASDAQ) for $84.6 million through a merger of its wholly owned subsidiary, Digital Angel Corporation. For the year ended December 2005, Applied Digital had revenues of $113.7 million and net income loss of $10.1 million. In Applied Digital's "Advanced Wireless" operating segment which includes Destron Fearing's and Digital Angel's businesses, revenues from this segment accounted for 50% of total revenues or $ 56.8 million during Fiscal 2005. 7

4  www.pethealthinc.com
5  www.allflexusa.com
6  www.electratrust.com
7  www.adsx.com and www.destronfearing.com

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

Competitive Advantages

Based on in-house research, the existing RFID technology available for livestock is centered on low frequency (30 to 300 KHz) tags and high frequency tags (3 to 30 MHz) which offers a read range up to three feet at a retail price point of $2.00 to $10.00 per tag. Low and high frequency livestock identification tags have been available in the market for approximately ten years yet there has been only a limited level of adoption of this technology. This is largely because the read range is nominally greater than bar code tags that are currently priced at $1.00 to $1.50 per tag and because the technology has not fully met the requirements of most users.

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

Our research and development activities over the last two years have included researching, designing and developing RFID tags for livestock identification. This entailed sourcing integrated circuit and reader manufacturers, whose products could perform under harsh environments, designing and optimizing an antenna to maximize read range, and developing an appropriate encapsulation process to protect these components from extreme weather conditions. Numerous tests were concluded in both a laboratory environment and under field conditions including farms, ranches, feedlots, and processing plants. These various tests have been conducted in United States, Germany, China, Canada, Taiwan, Argentina, Australia, Thailand and Brazil.

Cautionary Factors that may Affect Future Results

(a). We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that Advanced ID can operate in a profitable manner. To date, we have an accumulated deficit of $(4,072,856) as of December 31, 2005. Even if we obtain future revenues sufficient to expand operations, increased production or marketing expenses would adversely affect liquidity of Advanced ID.

(b). We do not have an active market in our securities. If our common stock has no active trading market, you may not be able to sell your common shares at all.

8  www.trovan.com

We do not have an active public market for our common shares. The trading volume of our securities on the OTC Bulletin Board has averaged 56,441 shares per day over the last twelve months ended December 2005 ranging from an average low of 27,692 shares per day in the month of August 2005 to an average high of 117,646 shares per day during the month of January 2005. We cannot assure you that an active public market will ever develop. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

(c). We do not meet the requirements for our stock to be quoted on NASDAQ, American Stock Exchange or any other senior exchange and even though our stock is quoted on the OTC Bulletin Board, the tradability in our stock will be limited under the penny stock regulation.

The liquidity of our common stock would be restricted even after public listing if Advanced ID’s common stock falls within the definition of a penny stock.

Under the rules of the Securities and Exchange Commission, if the price of the company's common stock on the OTC Bulletin Board is below $5.00 per share, the company's common stock will come within the definition of a "penny stock." As a result, it is possible that Advanced ID’s common stock may become subject to the "penny stock" rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

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

At December 31, 2005, we maintained cash balances with the Bank of Montreal, Canadian Imperial Bank of Commerce and Bank One. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. Our liquidity may be negatively affected if these institutions should fail.

(e). We are dependent on Dan Finch and key management personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

Our success is dependent upon, among other things, the services of Dan Finch CEO & President. The loss of Mr. Finch’s services could have a material adverse effect on our business, operations and financial condition. We do not have key-man life insurance policy for Mr. Finch. The expansion of our business will place further demands on existing management and future growth. Profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

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

(g). Your vote may not affect the outcome of any shareholder vote since our principal stockholder currently retains approximately 30.8% of our outstanding stock.

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

We will contract with third parties to provide some of the technological components regarding our products. We cannot assure you that, if we cannot contract with these parties on terms favorable to us, that we will be profitable. We have outsourced the design and manufacturing of the antennae utilized as one of the key components in Advanced ID’s RFID products to Hana Microelectronics Public Co. Ltd of Lamphun, Thailand. In addition, Advanced ID has outsourced manufacturing of the plastic encapsulation of its RFID tags to Guide-Trend Co., Ltd. of China. In April 2003, Advanced ID announced it had signed a strategic partnership agreement with Guide-Trend to perform production and encapsulation functions. There are no general contractual requirements as the terms are negotiated and specified for each purchase order based on volumes purchased.

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

(n). Our Initial funding transaction concluded in January 2004 has resulted in the issuance of a total of 3,075,341 common shares and has increased dilution.

As a result of the HEM Mutual Assurance LLC Debenture Agreement as acquired by Advanced ID in a merger agreement with AIDO Acquisition, Inc. and Universal Pet Care, Inc. on January 20, 2004, $995,500 in principal amount of the First Debenture became convertible into unrestricted shares of Advanced ID common stock at a conversion price that is the lower of $0.95 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. $4,500 in principal amount of the Second Debenture also became convertible into unrestricted shares of Common Stock at a conversion price of $0.01 per share. The conversion price and number of shares of Common Stock issuable upon conversion of the First and Second Debentures is subject to adjustment for stock splits, stock dividends, combinations and other dilutive events. As a requirement of the Debenture Agreement, a total of 50 million shares were held in escrow. Effective June 29, 2004, the remaining balance owing on the $995,500 debenture was converted into Advanced ID common stock. As a result, the $995,500 debenture and the $4,500 debenture, plus accrued interest, have been fully converted thereby terminating this Debenture Agreement. A total of 3,075,341 common shares were issued to pay back both debentures. The remaining 46,924,659 shares held in escrow were returned to Advanced ID’s transfer agent and canceled.

On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. As of March 23, 2006 $512,250.10 has been raised from private placements an additional $12,749.70 remains unsold, there are no firm commitments the remaining funds will be raised. The shares and warrants were priced as a unit (1share and 1 warrant = 1 unit). Shares are priced at $.15/share and 3 year warrants are priced at $.30/warrant.

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

Employees

We presently have seven full-time employees and one part-time employee. We have entered into consulting agreements with Two other parties to perform such duties as technical support, software development, channel development, product development, marketing and sales. On July 1, 2005 Advanced ID Corporation acquired a 60% interest in AFG Asia Engineering Ltd of Chiang Mai, Thailand. The Managing Director, Mr. Gottfried Auer and 40 % owner of AFG Engineering Asia Ltd. has been providing Advanced ID Corporation with all RFID engineering services since 2003. Mr. Auer has a Staff of nine hardware and software engineers and support staff in the Chiang Mai office. Subsequent to the purchase of AFG Asia Engineering Ltd. the corporate name was changed to reflect the new ownership structure and is now known as Advanced ID Asia Engineering Co. Ltd.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently have an agreement to lease office premises until August 31, 2007. We have committed to leasing approximately 2,304 rentable square feet and are obligated to pay basic rent and operating costs for a total cost of $1,650 per month. The real property utilized by Advanced ID is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage.

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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$0.49	$0.27	$1.23	$0.65
Second Quarter	$0.39	$0.21	$0.72	$0.27
Third Quarter	$0.30	$0.18	$0.45	$0.22
Fourth Quarter	$0.19	$0.12	$0.77	$0.17

Holders

As of March 23, 2006, the approximate number of shareholders of common stock of Advanced ID was 1,819

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.

Securities Authorized For Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a
Equity Compensation Plans Not Approved by Security Holders	2,730,000	$0.33	1,716,034
Total	2,730,000		1,716,034

Recent Sales of Unregistered Securities

(ii) Fiscal 2004 Transactions

On January 12, 2004, we issued a total of 500,000 shares of our common stock and a total of 122,500 warrants to four investors, Virginia Brown, David Wagner, Blake Communications, Inc. and Kelly Simon who purchased such shares pursuant to a Section 4(2) subscription agreement.

On January 12, 2004, we issued 25,000 shares of our common stock to FA Ventures Inc. as a finder’s fee rendered in connection with the execution of the above noted subscription agreements.

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

On November 18, 2005, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On November 21, 2005, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On November 24, 2005, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years.

On December 7, 2005, Advanced ID issued a total of 15,000 shares of Common Stock to one investor for cash proceeds totaling $2,250. In connection with the sale of the 15,000 shares of common stock, Advanced ID issued warrants to acquire 15,000 shares of common stock at $0.30 per share for a period of three years.

On December 16, 2005, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years.

Except as noted, all of the securities issued in 2005 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

(iv) Fiscal 2006 Transactions

On February 10, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years.

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On February 14, 2006, Advanced ID issued a total of 300,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 300,000 shares of common stock, Advanced ID issued warrants to acquire 300,000 shares of common stock at $0.30 per share for a period of three years.

On February 20, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On February 20, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $3,000. In connection with the sale of the 20,000 shares of common stock, Advanced ID issued warrants to acquire 20,000 shares of common stock at $0.30 per share for a period of three years.

On February 22, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On March 2, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On March 6, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On March 9, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years.

On March 23, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years.

Except as noted, all of the securities issued in 2006 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

Advanced ID and Salmon Creek Public Relations entered into an agreement dated August 31, 2005 where Salmon Creek is to provide public relations services to Advanced ID from August 31, 2005 through November 30, 2005. Should both parties renew this agreement prior to November 30, 2005, Advanced ID will compensate Salmon Creek 15,000 shares of its common stock. The agreement was renewed and Advanced ID plans to issue Salmon Creek 15,000 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations for the Fiscal Years Ended December 31, 2005 and December 31, 2004.

The net loss of $1,050,205 for the year ended December 31, 2005 was smaller by $817,110 or 43.7% versus last year due to lower operating expenses attributed largely to a reduction a significant reduction in non-cash interest charges related to a convertible debt financing and a reduction in Research and development expenditures. The specific details of these changes are discussed below.

Revenues

Revenues of $1,027,723 during the year ended December 31, 2005 increased by $131,602 or 14.6% over last year. The increase in revenues for the year ended December 2005 was a result of the initialization of inanimate RFID tag sales to Goodyear Tire and Rubber Company and a smaller increase in bulk chip sales to non companion animal sectors provided the overall increase. Continued strong competition in our companion animal business segment resulted in a sales decline in this sector. This increase in competition started in 2004 when Pethealth Inc., a provider of insurance and integrated health related information services to the North American companion animal market, entered the market as a reseller of Allflex’s RFID microchips and readers. Pethealth has used the sale of microchips to the companion animal industry to secure additional clients in which to sell its pet insurance. We expect that as long as Pethealth continues to sell their products at significantly lower prices than us, and which we believe is being sold at a loss from time to time, will continue to have a negative impact on our sales and market share for future reporting periods.

On September 28, 2005, National Companion Animal Coalition’s (NCAC) approval was received for our ISO companion animal microchips, as well the national coalition recognized our national database which already carries the approval of the Canadian Veterinarian Medical Association (CVMA). Although FECAVA microchips are being phased out for companion animals by the NCAC in Canada, we continue to sell them for use in non-companion animals and to veterinarians who continue to prefer FECAVA to ISO microchips. Of the total revenues earned of $1,027,723 for the year ended December 31, 2005, $888,022 or 86% were from our companion animal/biological sciences division in Canada and $139,701 or 14% were from our ultra high frequency (UHF) division with all such revenues located in the United States. All revenues earned for the year ended December 31, 2004 were from our companion animal/biological sciences division in Canada with the exception of $50,000 from our UHF division with all such revenues from Argentina.

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

Cost of Revenues

Cost of Revenues of $582,171 for the year ended December 31, 2005 increased by $123,004 or 26.7% over the previous year. The increase in Cost of Revenues is attributed to a higher volume of products sold during the current year ended December 2005. It is noted that while revenues increase by 14.6% cost of sales increased by 26.7%, this is due mainly to reduced margins from increased competition in the companion animal sector.

Research and Development

Research and development expenses of $236,445 for the year ended December 2005 decreased by $227,256 or 49% over last year’s comparable period. This decrease is due to the completion of our second generation DataTRAC(TM) RFID tags for large sized livestock and for the development of our first generation DataTRAC(TM) RFID tags for small to medium sized livestock. Continued engineering development will be ongoing but focused mainly in the areas of antenna tuning and material selection.

Selling, General and Administrative

For the year ended December 31, 2005, selling, general and administrative expenses of $1,229,538 were higher by $392,415 or 46.9% over last year largely because of a one time personnel severance expense, increased salary costs with the addition of a new president and CEO as well as public relations contract of $206,940. Travel costs increased $20,386; professional fees related to legal and audit services increased by $19,879, director’s costs fees increased by $25,740; Employee non-cash compensation costs increased by $186,688. The higher costs in the above noted areas were offset by a reduction of $84,206 in consulting expenses. It is our expectation that our consulting expenses will stay at these current levels for future reporting periods.

Our consultants include Seymour Kazimirski, Hubert Meier, both of whom also serve as directors, Gottfried Auer, Saran Yimsrijalernkit, and Keith Taite. For Messrs. Kazimirski, Meier, please refer to the section titled “Business Experience of Officers and Directors” for their qualifications. Messrs. Auer and Yimsrijalernkit of Advanced ID Asia Engineering AFG Co., Ltd. are professional engineers who have led the design, development, testing and implementation of our RFID livestock tags and readers. Mr. Taite is a professional engineer specializing in software development for Honeywell Inc., a diversified technology and manufacturing leader of aerospace products and services; control technologies for buildings, homes and industry; automotive products; power generation systems; specialty chemicals; fibers; plastics and advanced materials. Mr. Taite has led the development of our software system to manage data from our RFID readers to computers.

Insurance

During the year insurance costs increased $6,195 or 240% as a result of requirements of one of our clients. It is anticipated there will be no further increases in future reporting periods.

Minority Share of Net Income

On July 1, 2005 Advanced ID acquired a 60% interest in AFG Asia Engineering Co. Ltd. The minority of net income of $12,771 represents an adjustment to deduct the 40% non-owned interest in AFG Asia Engineering.

Interest Expense

During the year ended December 31, 2005, interest expense of $17,913 was lower by $989,919 or 98% over last year. Of the total of $17,913 in interest expense during 2005, $12,552 is attributed to non-cash interest related a Note Payable owing to one of our Directors, $5,000 is accrued interest related to the Director’s note payable.

As at December 31, 2005, we had only one remaining note payable outstanding which accrues interest at 10% per annum and to which non-cash interest is charged (See Note 8 of our audited financials).

Liquidity and Capital Resources

As at December 31, 2005, we had cash and cash equivalents of $198,814.

During the year ended December 2005, net cash used in operating activities of $617,042 was lower by $54.360 or 6% as compared to the year ended December 2004. Cash used by operating activities during 2005 resulted primarily from a smaller net loss during the reporting period and an overall decrease in research and development expenses.

During the year ended December 2005, net cash provided by investing activities of $110,697 was lower by $28,136 or 161% over the prior year ended December 2004. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software.  We have no commitments for future purchases of capital assets.

During the year ended December 2005, net cash provided by financing activities of $233,384 was lower by $940,733 or 80% as compared to the previous year ended December 2004. During 2005, cash has been provided through, completed subscription agreements with 13 investors for $239,250, whereas we secured two private placements, received cash from exercised options and paid off certain notes payable in the comparable period in 2004.

Currently in the global livestock industry, countries such as the United States, European Union, Canada, Taiwan, Australia, New Zealand, Thailand, Argentina and Brazil are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action is to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing nations such as the European Union, Asia and North America are demanding that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next three to four months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next seven to ten months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $50,000 to $60,000 per month. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. On May 12,2005, the SEC declared our form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital.No firm commitment arrangements have been entered into for future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIALS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
  Advanced ID Corporation
  Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Advanced ID Corporation (“Advanced ID”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each year in the two-year period ended December 31, 2005. These financial statements are the responsibility of Advanced ID’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced ID Corporation as of December 31, 2005 and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Advanced ID will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Advanced ID has incurred losses of $1,050,205 and $1,867,315 for each of the years ended December 31, 2005 and 2004. Advanced ID will require additional working capital to develop its business until Advanced ID either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Advanced ID’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

March 17, 2006

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash	$198,814
Trade accounts receivable, net of allowance for doubtful accounts of $4,906	123,857
Inventory	42,142
Prepaid expenses	5,967
Total current assets	370,780

Property and equipment, net	48,064
Goodwill	55,486
Total other assets	103,550
Total assets	$474,330
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,839
Accounts payable - related parties	137,305
Loans payable - related parties, short term	72,026
Accrued liabilities	17,744
Total current liabilities	372,914

Loans payable - related parties	12,709
Total liabilities	385,623
MINORITY INTEREST IN AFG ASIA ENGINEERING	24,780
COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares authorized; none issued	—
Common stock, $0.01 par; 100,000,000 shares authorized; 45,370,343 shares outstanding	453,703
Additional paid-in capital	3,667,163
Accumulated deficit	(4,072,856)
Accumulated other comprehensive income	15,917
Total stockholders’ equity	63,927
Total liabilities, minority interest and stockholders’ equity	$474,330

See accompanying summary of accounting policies and notes to financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
REVENUES	$1,027,723	$896,121
COST OF REVENUES	582,171	459,167
Gross profit	445,552	436,954

RESEARCH AND DEVELOPMENT EXPENSE	236,445	463,701
SELLING, GENERAL AND ADMINSTRATIVE EXPENSE	1,229,538	837,123

Loss from operations	(1,020,431)	(863,870)

OTHER INCOME (EXPENSE):
Gain on sale of investment	—	3,781
Interest income	—	576
Other income	910	30
Interest expense	(17,913)	(1,007,832)
Total other income (expenses)	(17,003)	(1,003,445)

Loss before minority interest	(1,037,434)	(1,867,315)

Minority interest	(12,771)	—

Net Loss	$(1,050,205)	$(1,867,315)

Comprehensive Loss: Foreign currency translation	(9,537)	24,322
Comprehensive Loss	$(1,059,742)	$(1,842,993)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average shares outstanding	43,248,255	40,741,674

See accompanying summary of accounting policies and notes to financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	Common Stock
	Shares	Amounts	Additional Paid -in Capital	Accumulated Comprehensive Income	Retained Deficit	Total Stockholders’ Equity (Deficit)

BALANCE, December 31, 2003	37,699,168	$376,992	$652,082	$1,132	$(1,155,336)	$(125,130)

Comprehensive loss:
Net loss	—	—	—	—	(1,867,315)	(1,867,315)
Foreign currency	—	—	—	24,322	—	24,322
Total comprehensive loss						(1,842,993)

Shares issued for:
Services	425,000	4,250	220,100	—	—	224,350
Cash	500,000	5,000	245,000	—	—	250,000
Options Exercised	200,000	2,000	18,000	—	—	20,000
Beneficial conversion and discount amortization	—	—	969,180	—	—	969,180
Financing Commission - Cash			(17,500)			(17,500)
Financing Commission - Stock	25,000	250	(250)	—	—	—
Conversion of Debt to Equity	3,306,173	33,061	1,026,951	—	—	1,060,012

BALANCE, December 31, 2004	42,155,341	421,553	3,113,563	25,454	(3,022,651)	537,919

Comprehensive loss:
Net loss	—	—	—	—	(1,050,205)	(1,050,205)
Foreign currency	—	—	—	(9,537)	—	(9,537)
Total comprehensive loss						(1,059,742)

Shares issued for:
Services	540,000	5,400	114,300	—	—	119,700
Cash	1,595,002	15,950	223,300	—	—	239,250
Stock issued on acquisition	350,000	3,500	70,000	—	—	73,500
Stock issued for compensation	730,000	7,300	146,000	—	—	153,300

BALANCE, December 31, 2005	45,370,343	$453,703	$3,667,163	$15,917	$(4,072,856)	$63,927

See accompanying summary of accounting policies and notes to financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,050,205)	$(1,867,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,672	8,494
Stock issued for services	119,700	224,350
Non-cash compensation	153,300	—
Non-cash interest	12,552	969,180
Minority interest	12,771	—
Change in assets and liabilities:
Trade accounts receivable	(64,818)	(16,581)
Other receivables	—	7,197
Inventory	39,584	(40,740)
Prepaid expenses	4,538	824
Accounts payable	61,811	15,364
Accounts payable - related parties	119,304	(13,916)
Accrued liabilities	(40,251)	41,741
Net cash used in operating activities	(617,042)	(671,402)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in AFG Asia Engineering Co., Ltd.	18,343	—
Purchase of fixed assets	(7,646)	(17,439)
Net cash from investing activities	10,697	(17,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	—	1,000,000
Proceeds from sale of stock	239,250	250,000
Proceeds from options exercised	—	20,000
Financing commissions	—	(17,500)
Principal payments on loans payable - related parties	(5,866)	—
Principal payments on notes payable	—	(78,383)
Net cash from financing activities	233,384	1,174,117

Effect of Exchange Rate Changes on Cash	(4,709)	30,636

NET (DECREASE) INCREASE IN CASH	(377,670)	515,912
CASH AND CASH EQUIVALENTS, beginning of year	576,484	60,572
CASH AND CASH EQUIVALENTS, end of year	$198,814	$576,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest	$—	$16,126

NON CASH FINANCING ACTIVITIES:
Acquisition of AFG Asia Engineering for stock, net of cash received	$55,157	$—
Note Payable exchanged for common stock	$—	$57,708
Debt and accrued interest converted into common shares	$—	$1,002,305

See accompanying summary of accounting policies and notes to financial statements.

ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Advanced ID Corporation (“Advanced ID” or the “Company”) was originally incorporated in South Dakota on August 13, 1990. Advanced ID is in the business of marketing Radio Frequency Identification (“RFID”) products for the purpose of identification and trace back of animals in the companion animal, biological sciences and agricultural sectors. Advanced ID is the Canadian re-seller of products manufactured by Avid Marketing Inc. In 2004, Advanced ID began commercializing its proprietary ultra high frequency DataTRAC(TM) tags, readers, and trace back management solutions to minimize or eliminate the spread of disease, and the resulting impact of biosecurity and food safety issues related to the livestock industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Basis of Consolidation

The consolidated financial statements include the accounts of Advanced ID Corporation, its wholly-owned subsidiaries Avid Canada Corporation, Universal Pet Care, Inc. (“UPC”) and a sixty percent owned subsidiary Advanced ID Asia Engineering Co. Ltd. (“AFG”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Foreign Currency Translation

Since Advanced ID is located in Canada, the Canadian dollar has been designated as the functional currency. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2005. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders’ equity (deficit).

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

Research and Development Costs

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Advanced ID considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company provides an allowance against accounts receivables for estimated losses that may result from our customers inability to pay. The allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and changes in customer’s cycles and customer’s credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged and written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews our customer’s credit worthiness periodically based on independent credit reporting services, the Company’s experience with the customer and the economic condition of the customer’s industry. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgements or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment losses have been recorded since inception. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals or betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or dispositions of property and equipment, any resulting gain or loss is recognized consolidated statement of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares issuable upon the exercise of options, warrants, and the conversion of debt for the years ended December 31, 2005 and 2004, were 51,067,845and 44,357,841, respectively.

Stock Options

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were developed for use in valuing stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

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
	Year Ended December 31,
	2005	2004

Net loss, as reported	$(1,050,205)	$(1,867,315)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(745,736)	(37,773)
Pro forma net loss	$(1,795,941)	$(1,905,088)

Pro forma net loss per share:
Basic and diluted - as reported	$(0.02)	$(0.05)
Basic and diluted - pro forma	$(0.04)	$(0.05)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 10 years.

Reclassifications

Certain 2004 amounts have been reclassified to conform to 2005 presentation.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred losses for the years ended December 31, 2005 and 2004 of $1,050,205 and $1,867,315, respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

Advanced ID intends to raise additional working capital through private placements, public offerings and/or bank financing. As of March 17, 2005, Advanced ID issued a total of 1,820,000 shares for cash proceeds of $273,000. Management estimates that this fundraising will not be sufficient for all of 2006.

There are no assurances that Advanced ID will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Advanced ID’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Advanced ID will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Advanced ID.

These conditions raise substantial doubt about Advanced ID’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Advanced ID be unable to continue as a going concern.

NOTE 4 - ACQUISITION OF AFG ASIA ENGINEERING

On July 1, 2005, Advanced ID acquired a 60% interest in AFG, located in Chiang Mai, Thailand, for 350,000 shares of Advanced ID common stock. AFG is a leader in the design and development of ultra high frequency (UHF) radio frequency identification technology. The results of operations of AFG have been included in these financial statements from the date of acquisition. This acquisition has been valued at $73,500 based on the company’s closing share price of $0.21 on July 1, 2005.

The fair value of net assets acquired:
Cash	$18,343
Non-cash working capital	3,779
Fixed assets	29,190
Loan from related parties	(21,289)
Minority interest	(12,009)
Fair value of net assets acquired	18,014
Purchase price	73,500
Goodwill	$55,486

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

2005

Equipment and furniture	$23,055
Computer hardware and research and development equipment	30,432
Vehicles	22,044
Computer software	4,682
Total assets	80,213
Less accumulated depreciation	(32,149)
Net book value	$48,064

Depreciation expense for 2005 was $14,672 (2004 - $8,494).

NOTE 6 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately $2,805,000 at December 31, 2005, and will expire in various years through 2015. Advanced ID recorded a (decrease) increase in the valuation allowance of $ (6,000) and $630,000 for the years ended December 31, 2005 and 2004, respectively.

Deferred income taxes consist of the following at December 31, 2005:
2005
Long-term:
Deferred tax assets	$960,000
Valuation allowance	(960,000)
$-

NOTE 7 - COMMON STOCK

During 2005, Advanced ID issued a total of 3,215,002 shares of common stock.

On July 1, 2005, Advanced ID issued 350,000 shares of Common Stock to acquire a 60% interest in AFG Asia Engineering Co. Ltd.

On July 21, 2005, Advanced ID issued a total of 730,000 shares of Common Stock to five employees as compensation for past services. Advanced ID recorded a non-cash expense of $153,300 related to these shares. The shares were valued based on the closing price on the date they were awarded.

During 2005, Advanced ID issued 460,000 shares and 80,000 of Common Stock for consulting services and director fees, respectively. Advance ID recorded a total non-cash expense of $119,700 (Consulting - $ 102,900, Director Fees $16,800) related to these shares. The shares were valued based on the closing price on the date they were awarded.

During 2005, Advanced ID issued a total of 1,595,002 shares (200,000 to a Director) of Common Stock for cash proceeds totaling $239,250. In connection with the issuance of these shares, 1,595,002 warrants were issued with a fair value of $140,031.

During 2004, Advanced ID issued a total of 4,456,173 shares of common stock valued at $1,577,613 using the closing bid price of the company’s stock on the date issued to the following: 500,000 shares to four parties related to a private placement for $250,000; 25,000 shares as a finder’s fee for $23,250; 375,000 shares for consulting services valued at $199,350; 50,000 shares to five members of the Board of Directors for $25,000 in services; 200,000 shares related to the exercise of options resulting in proceeds of $20,000; 3,075,341 shares related to the conversion of a debenture valued at $1,002,305 in principal and interest; and 230,832 shares related to the conversion of a note payable valued at $57,708.

On January 20, 2004, Advanced ID, AIDO Acquisition, Inc., a Hawaii corporation and a wholly-owned subsidiary of Advanced ID, and Universal Pet Care, Inc., a Hawaii corporation (“UPC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (the “Merger”) was also completed on January 20, 2004. As a result of the Merger, UPC became a wholly-owned subsidiary of Advanced ID and all outstanding shares of UPC’s capital stock held by its sole stockholder were converted into 100 shares of Advanced ID common stock. UPC is a private, development stage company formed to pursue opportunities related to identifying and tracking companion animals utilizing radio frequency identification microchips.

Immediately prior to the Merger, UPC entered into a Convertible Debenture Purchase Agreement (the “Purchase Agreement”), dated as of January 20, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Denver, Colorado (“HEM”), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $1,000,000 were issued for gross proceeds of $1,000,000 in cash (the “Debentures”). Each of the Debentures has a maturity date of January 20, 2009, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, Advanced ID assumed the rights and obligations of UPC in the private placement, including gross proceeds raised through the sale of the Debentures, the Note issued by HEM to UPC, and UPC’s obligations under the Debentures and Purchase Agreement.

As a result of the Merger, $995,500 in principal amount of the First Debenture is now convertible into unrestricted shares of Advanced ID common stock (the “Common Stock”) at a conversion price that is the lower of $0.95 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. $4,500 in principal amount of the Second Debenture is also now convertible into unrestricted shares of Common Stock at a conversion price of $0.01 per share. In February 2004, the $4,500 debenture was converted into 450,184 shares of common stock and $400,000 of the $995,000 debenture was converted into 800,504 shares of common stock.

In June 29, 1004 in the convertible debentures plus accrued interest were converted into a total of 3,075,341 shares of Advanced ID common stock, and the Convertible Debenture Purchase Agreement was terminated.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Options:

Advanced ID recognized $0 and $0 of compensation in 2005 and 2004, respectively under APB No. 25.

On April 22, 2004, Advanced ID’s Board of Directors approved the issuance of options to acquire 1,150,000 shares of common stock at $0.50 per share to five directors with original vesting of 50% on April 22, 2005 and 50% on April 22, 2006.

On May 18, 2004, Advanced ID’s Board of Directors approved the issuance of options to acquire 30,000 shares of common stock at $0.38 per share to six employees/consultants with original vesting of 50% on May 18, 2005 and 50% on May 18, 2006.

During 2005, Advance ID’s Board of Directors approved the issuance of options to acquire 1,100,000 shares of common stock at $0.23 per share to consultants and Board members. The Board also approved the acceleration of the vesting of all options. As a result, 1,280,000 previously issued options became vested effective April 20, 2005.

The following table summarizes stock option activity:

Outstanding, January 1, 2005	1,630,000
Granted	1,100,000
Outstanding, December 31, 2005	2,730,000
Exercisable at December 31, 2005	2,730,000
Weighted-average grant-date fair value of options, granted during the year	$0.20
Weighted-average remaining, years of contractual life	8.55

Warrants:

In connection with private placements in 2005, warrants to acquire an additional 1,595,002 shares of common stock were issued. These warrants are exercisable at $0.30 per common stock and expire three years from issuance.

During 2004, Advanced ID issued warrants to acquire 122,500 shares of Advanced ID common stock at $1.00 per share in conjunction with a private placement to raise $250,000 among four investors. These warrants expire on January 12, 2007. In 2005, the Warrant Agreement to acquire 100,000 of these shares of common stock was replaced. A new Warrant Agreement to acquire 900,000 shares of common stock was issued. These warrants are exercisable at $0.40 per share and expire on January 12, 2009.

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

As of December 31, 2005, the Company had 2,767,502 warrants outstanding of which 250,000 expire in 2006, 22,500 expire in 2007, 1,595,002 expire in 2008 and 900,000 expire in 2009.

NOTE 9 - RELATED PARTY TRANSACTIONS

On April 28, 2003, Advanced ID signed a convertible debenture agreement with Mr. Li, a Director. The lender provided a loan for $100,000, with $50,000 received upon execution and the balance to be received upon satisfaction of specific conditions. At December 31, 2005, Advanced ID had received $50,000 under the agreement. The outstanding note is due on April 28, 2006 and bears interest at 10% per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan. During the twelve months ended December 31, 2005 and 2004, Advanced ID recorded $12,552, of interest expense related to the discount on the note. The net balance of the note and accrued interest at December 31, 2005 was $66,161.

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During 2005 and 2004, consulting fees totaled $79,643 and $92,551 for his services, respectively.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(TM) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expires in three years or May 21, 2005. The contract was not renewed however Mr. Meier continues to provide services based on his hourly rate. During 2005 and 2004 consulting fees totaled $4,725 and $33,867 for his services, respectively.

In addition to being a director of Advanced ID, Mr. Goldenberg provides consulting services to Advanced ID for the purpose of Corporate reporting and is the Interim CFO and Secretary. During 2005 and 2004 consulting fees totaled $4,466 and $0 for his services, respectively.

As part of the acquisition with AFG Asia on July 1, 2005, $21,289 of loan from a related party were acquired. Interest on the loan is 3.6%. As of December 31, 2005 the balance on the loan is $18,575. $5,866 of the loan is scheduled to be paid back in 2006 with the remaining $12,709 to be paid back over the following three years. The collateral on this loan is a company car that was purchased in 2004 with the proceeds.

NOTE 10 - COMMITMENTS

On September 15, 2005, Advanced ID entered into an employment agreement with Dan Finch to act the President and Chief Executive Officer. Under the terms of this agreement, Mr. Finch is to receive an annual base salary of $94,200 with a bonus to be determined annually by the Board of Directors.

On November 15, 2005, Advanced ID entered into an employment agreement with Barry Bennett. The agreement has no specific term and may be terminated by Advanced ID or Mr. Bennett, subject to the other provisions of the agreement. Mr. Bennett shall receive an annual salary of $92,000 Canadian dollars and a bonus determined at the sole discretion of the board of directors.

On April 15, 2003, Advanced ID entered into a consulting agreement with Gottfried Auer related to the development and engineering of the company’s various RFID products. Under the terms of the consulting agreement, compensation is based on a retainer of $5,000 per month for an initial term that expired December 31, 2003, and which is currently month to month. The consultant is entitled to receive a bonus of up to $50,000 upon satisfaction of certain conditions. This agreement may be terminated by either party upon prior written notice of 30 working days.

The Company has a number of lease commitments related to office space and equipment. Estimated future minimum lease payments under these leases are as follows:

2006	$26,913
2007	20,035
2008	6,277
2009	6,277
2010	4,708

$64,210

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2005 and 2004, amounts due from customers which exceeded 10% of trade accounts receivables amounted to $106,156 from one customer and $31,727 from two customers, respectively.

We had two customers which each accounted for 10% of our total revenues in 2005 and one customer that accounted for 21% of our total revenues in 2004.

Two suppliers accounted for 100% of our total purchases of inventory for both 2005 and 2004.

NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)

During the first three months of 2006, Advanced ID issued a total of 1,820,000 shares for cash proceeds of $273,000.

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

With the resignation of Todd Noble as Chief Financial effective October 31, 2005, David Goldenberg will manage internal control over financial reporting on an interim basis until a new Chief Financial Officer is hired.

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

NAME AND ADDRESS	AGE	POSITIONS HELD	SINCE

Dan Finch	63	President & CEO	September 2005
Barry Bennett, Calgary, Alberta	54	Executive VP & COO	September 2005
Bill Hoffman, Oxford, Michigan	56	VP, Business Development	October 2004
Seymour Kazimirski, Honolulu, Hawaii	59	Director	October 2002
Che Ki Li, Shenzhen, China	59	Director	May 2003
Hubert Meier, Kowloon, Hong Kong	59	Director	February 2003
David Goldenberg, Calgary, Alberta	53	Director, Interim CFO & Secretary	July 2005
Terry Fields, Honolulu, Hawaii	63	Director	July 2005

Business Experience of Officers, Directors and Significant Employees

Dan Finch, President & CEO - has 20 years of executive level management experience in wireless HSIA and VoIP phone technology, high-speed internet infrastructure and  financial services for small pre IPO high tech companies. Dan Finch lead a division of DSC that designed and manufactured all the cell switches for Motorola, under the Motorola brand. While serving at C-COR/COMLUX  he was responsible for the turnaround of this subsidiary, and realized three-fold growth. Dan Finch’s educational background includes an MBA, Finance and Economics from University of Chicago, a BS in Physics from the Indiana Institute of Technology and certification in Technical Management from the University of California, Berkeley.

Barry Bennett, B.Sc., P.Ag. - Executive VP & CO, Prior to joining Advanced ID, Mr. Bennett was General Manager of the Canadian Simmental Association from August 1990 to February 2001, a 4,000 member organization responsible for pedigree business related to Simmental cattle. From February 1977 to August 1990, Mr. Bennett was with the Canadian Imperial Bank of Commerce where he served in various positions with the Agriculture division and with his final posting as the Alberta Regional Manager of Agriculture.

Bill Hoffman - VP Business Development & Marketing, Prior to joining Advanced ID, Mr. Hoffman was the Senior Business Development Manager for radio frequency identification from June 2000 to July 2004 for Intermec Technologies Corporation, a global supply chain solutions provide and developer, manufacture and integrator of wired and wireless automated data collection, radio frequency identification and mobile computing systems. From August 1996 to June 2000, Mr. Hoffman operated his own company, W.J. Hoffman Systems, specializing in barcode systems consultation and integration.

Seymour Kazimirski - Director, In 1995, Mr. Kazimirski established Hawaii Pet Care Alliance which is involved in radio frequency identification for companion animals, and where he continues to serve as President. From 1995 to 1998, Mr. Kazimirski consulted to AVID Inc., a manufacturer of radio frequency identification microchips and readers. In 1993, Mr. Kazimirski established Global Consulting which houses his consulting operations that specializes in finance, administration and marketing. In 1980, Mr. Kazimirski established Florexotica International Inc., an import/export business acquiring products from Asia and Europe, and resold to U.S. military and major retail stores.

Che Ki Li - Director, Mr. Li is Chairman of the Board and Managing Director of Guide Trend Technology Company which he founded in 1980. Guide Trend is a leading technology plastic manufacturer serving global companies such as Siemens, Philips, Marantz, Denon, Daewoo, Bang & Olufsen and Minolta. Guide Trend has over 500 employees operating in an 11,000 square meter facility that is ISO and UL certified.

Hubert Meier - Director, Mr. Meier is a graduate of electronic engineering at Oskar von Miller Polytech in Munich. Mr. Meier has been operating his own consultancy firm specializing in radio frequency identification technology since May 2002. Prior to this Mr. Meier was with Hana Technologies Ltd. in Hong Kong, a technology company specializing in the development and manufacturing of integrated circuits, light emitting diodes, smart cards, RFID technology, and other electronic components and devices, from 1997 to 2002 where he served as CEO, Managing Director and Board member. From 1993 to 1997, Mr. Meier served as the Vice President Sales, Managing Director and Board member of Temic Hong Kong, a German based company supplying electronics for applications in power train, safety and body electronics. From 1978 to 1993, Mr. Meier was with Eurosil, a German company involved in developing and manufacturing integrated circuits, where he served as Sales Director, Managing Director and Board member.

David Goldenberg - Director, Interim CFO & Secretary, Mr. Goldenberg brings over twenty five years of legal experience to the company. During that time, he represented both private and public companies, sat on numerous Boards of Directors, was involved in various areas of securities law, and has taught and published in Alberta on many aspects of corporate law. Goldenberg has extensive experience and knowledge of the Company and is currently the acting President of Heritage Ventures Ltd. In addition, Goldenberg is a director for Borealis Exploration Limited, Screen Giant Media Corp. and Stanley Park Court Ltd.

Terry Fields - Director, Mr. Fields practiced law in California for over thirty-three years, initially in litigation, but ultimately concentrating in corporate and business law. Fields has been a director of twelve public corporations over the last twenty years and President of six of those, equally distributed between the U.S. and Canada. Fields has extensive business experience, especially with public corporations and their securities, as well as mergers and acquisitions. Fields has strong ties with the financial communities, both domestic and international, having lived in Europe for five years. At present, Fields is President and Director of Sunburst Acquisitions IV (SBAQ), Bishop Resources Inc. (BIS) and Visual Statement Inc., a private Canadian corporation.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

ITEM 10. EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

On September 15, 2005, Advanced ID entered into an employment agreement with Dan Finch, as the company’s CEO & President for an annual salary of $94,200. In addition to his salary, Mr. Finch will receive a one-time payment of $5,000 for moving expenses and has an opportunity of earning up to 1,000,000 options when pre-determined increases in revenues are attained.

On November 15,2005, Advanced ID entered into an employment agreement with Barry Bennett, as Executive VP and COO. The agreement has no specific term and may be terminated by Advanced ID or Mr. Bennett, subject to the other provisions of the agreement. Mr. Bennett shall receive an annual salary of $92,000 Canadian dollars and a bonus determined at the sole discretion of the board of directors. Advanced ID shall set proposed milestones and proposed bonuses if those milestones are met each year.

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Dan Finch, CEO	2005	$94,200	$ 0	$0	$0	0	$0	$0
			$ 0	$0	$0	0	$0	$0
			$ 0	$0	$0	0	$0	$0
Barry Bennett, COO	2005	$75,900	$ 0	$0	$2,100	0	$0	$0
	2004	$75,400	$ 0	$0	$0	250,000	$0	$0
	2003	$75,400	$ 0	$0	$0	250,000	$0	$0

We do not have any standard arrangements by which directors are compensated for any services provided as a director. On July 21, 2005 we issued 1,000,000 options to five directors, also on July 21, 2005 20,000 common shares were issued to one director and 10,000 common shares were issued to six other directors. April 22, 2004, we issued a total of 1,150,000 options to five directors. Also, on April 22, 2004, we issued 10,000 restricted common shares to each director in lieu of a cash payment. No cash has been paid to the directors in their capacity as such.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 23, 2006, the number and percentage of outstanding shares of Advanced ID common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

(i) Persons Beneficially Owning More Than 5% of Outstanding Common Stock

Title of Class	Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Class Owned [1]

Class A Common	Heritage Ventures Ltd.	14,574,347	30.8%

Heritage Ventures Ltd. is a widely held public company that was de-listed from trading on the Alberta Stock Exchange, predecessor to the TSX Venture Exchange, effective May 7, 1999. The largest shareholder that we are aware of controls approximately 5.3% of the outstanding shares in Heritage Ventures.

(ii) Directors of Advanced ID Corporation

Title of Class	Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Class Owned [1]

Class A Common	Seymour Kazimirski	1,115,669	2.4%
Class A Common	Che Ki Li	120,000	0.3%
Class A Common	Hubert Meier	810,000	1.7%
Class A Common	David Goldenberg	10,000	0.0%
Class A Common	Terry Fields	10,000	0.0%

(iii) Officers and Significant Employees of Advanced ID Corporation

Title of Class	Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Class Owned [1]

Class A Common	Barry Bennett	511,000	1.1%
Class A Common	Dan Finch	0	0.0%
Class A Common	Bill Hoffman	0	0.0%

(iv) Directors and Officers of Advanced ID Corporation as a Group

Title of Class	Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Class Owned [1]

Class A Common	Directors/Officers	2,576,669	5.5%

1 Based upon 47,190,343 issued and outstanding as of March 23, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Seymour Kazimirski

In addition to being a director of Advanced ID, Mr. Kazimirski also provides consulting services to Advanced ID for the purpose of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. For fiscal 2005 Mr. Kazimirski was paid $$7,787 in consulting fees and an additional $58,467 in consulting fees was accrued. For fiscal 2004, Mr. Kazimirski was paid consulting fees totaling $92,551.

Hubert Meier

In addition to being a director of Advanced ID, Mr. Meier also provides consulting services to Advanced ID for the purpose of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(TM) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expires in three years. Mr. Meier receives $175 per hour for his services. For fiscal 2005, Mr. Meier was paid $0 in consulting fees an additional $4,462 in consulting fees were accrued. For fiscal 2004, Mr. Meier was paid consulting fees totaling $33,867.

Che Ki Li

Mr. Li is a director of Advanced ID. On April 28, 2003, Advanced ID signed a convertible debenture agreement with Mr. Li. The lender provided a loan for up to $100,000, with $50,000 received upon execution and the balance to be received upon approval by the Canadian Cattle Identification Agency for Advanced ID’s livestock RFID tag. To date, Advanced ID has received $50,000 under the agreement. As of December 31, 2004, a total of $8,403 in interest has been accrued. The outstanding balance is due on April 28, 2006 and bears interest at 10% per annum. The note is convertible into common stock at $0.25 per share, the fair value on the date of the note. In addition, Advanced ID issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. The warrants expire on April 28, 2006. The note was discounted by $37,641, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan. During the year ended December 31, 2005, we recorded $12,552 of interest expense related to the discount on the note.

David Goldenberg

Mr. Goldenberg is a director of Advanced ID. Mr. Goldenberg also provides consulting services to Advanced ID for the purpose of Corporate reporting and is the Interim CFO and Secretary. Mr. Goldenberg receives $175 per hour for his services. Mr. Goldenberg has an accrued payable for consulting of $4,462.50

Terry Fields

Mr. Fields is a director of Advanced ID. Mr. Fields also provides consulting services to Advanced ID for in the area of Investor Relations and Public Relations. Mr. Fields receives $175 per hour for his services. $0 in consulting fees were paid in fiscal 2005 and 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

(5) Articles of Incorporation, By-Laws and Stock Option Plan.

(i)	Articles of Incorporation.[1]
(ii)	By-Laws. [1]
(iii)	Stock Option and Incentive Plan revised December 16, 2004. [8]
(iv)	Change in Directors filed July 27, 2005[8]
(v)	Resignation of Chief Financial Officer files August 18, 2005 [8]

(12) Material Contracts.
(i)	Employment Agreement with Barry Bennett dated November 15,2005[2]
(ii)	Employment Agreement with Dan Finch dated September 15, 2005. [8]
(iii)	Agreement and Plan of Merger between AIDO Acquisition, Inc., Advanced ID and Universal Pet Care, Inc. [4]
(iv)	Authorized Distributor Agreement with Trace Australia Pty Ltd. [5]
(v)	Consultant Agreement with Hubert Meier Consultancy Co. dated May 21, 2002. [5]
(vi)	Convertible Debenture Purchase Agreement between Universal Pet Care, Inc. and HEM Mutual Assurance LLC. [4]
(vii)	$995,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. [4]
(viii)	$4,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. [4]
(ix)	Strategic Partnership Agreement with Applied Wireless Identifications Group, Inc. [6]
(x)	Strategic Partnership Agreement with KSW Microtec AG. [6]
(xi)	Strategic Partnership Agreement with Guide-Trend Co., Ltd. [6]
(xii)	Consulting Agreement with Gottfried Auer dated April 15, 2003. [7]

(11) Statement of Computation of Per Share Earnings. 2

      This Computation appears in the Financial Statements.

(21) Subsidiaries of the Registrant.

(i)	AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.
(ii)	Universal Pet Care, Inc., a Hawaii private company incorporated on August 25, 1994 is wholly owned by the registrant.

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
4 Filed previously on Form 8-K dated February 10, 2004.
5 Filed previously on Form SB-2/Amendment 1 dated September 14, 2004.
6 Filed previously on Form SB-2/Amendment 2 dated December 1, 2004.
7 Filed previously on Form SB-2/Amendment 3 dated January 24, 2005.
8 Filed previously on Form 10-QSB dated November 11, 2005
9 Filed previously on Form 10-KSB dated March, 2004

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

On July 27, 2005, we filed a Form 8-K to change our Directors. The change in directors was made as a result of the resignations of Barry Bennett and Todd Noble.

On August 18, 2005, we filed a Form 8-K to announce the resignation of Todd Noble, the chief Financial Officer of Advanced ID Corporation

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $26,525 and $16,480 from our principal accountant for the 2005 and 2004 fiscal years respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees. We incurred aggregate tax fees and expenses of $1,200 and $0 from our accountant for the 2005 and 2004 fiscal years respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred aggregate fees and expenses of $0 and $400 from our principal accountant for the 2005 and 2004 fiscal years respectively, for services rendered in regard to the filing of our Form SB-2.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal year 2005 and 2004 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Lopez, Blevins, Bork & Associates, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced ID Corporation (Registrant)

Dated: March 30, 2006	By:	/s/ Dan Finch
Dan Finch
Chief Executive Officer and President (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

Dated: March 30, 2006	By:	/s/ David Goldenberg
David Goldenberg
Interim Chief Financial Officer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Goldenberg	/s/ Seymour Kazimirski
David Goldenberg, Director	Seymour Kazimirski, Director
March 30, 2006	March 30, 2006

/s/ Che Ki Li	/s/ Hubert Meier
Che Ki Li, Director	Hubert Meier, Director
March 30, 2006	March 30, 2006

/s/ Terry Fields
Terry Fields, Director
March 30, 2006