Form 10QSB
period 2006-03-31
ADVANCED ID CORP
filed 2006-05-22
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 9, 2006 there were 48,103,675 shares of Class “A” common stock issued and outstanding.

ADVANCED ID CORPORATION

FORM 10-QSB

For the First Quarter Ended March 31, 2006

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005

b.	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

c.	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

d.	Notes to Consolidated Financial Statements (Unaudited)

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

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets
Cash	$259,698	$198,814
Trade accounts receivable, net of allowance for doubtful accounts of $5,103 and $4,906	105,914	123,857
Inventory	59,764	42,142
Prepaid expenses	25,312	5,967
Total current assets	450,688	370,780

Property and equipment, net	45,228	48,064
Goodwill	55,486	55,486
Total other assets	100,714	103,550

Total assets	$551,402	$474,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$135,681	$145,839
Accounts payable - related parties	186,605	137,305
Loans payable - related parties, short term	76,378	72,026
Accrued liabilities	36,002	17,744
Total current liabilities	434,666	372,914

Loans payable - related parties	11,830	12,709
Total liabilities	446,496	385,623

MINORITY INTEREST IN AFG ASIA ENGINEERING	27,168	24,780

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares Authorized; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,290,341 and 45,370,343 shares issued and outstanding, respectively	472,903	453,703
Additional paid-in capital	3,935,963	3,667,163
Accumulated deficit	(4,350,733)	(4,072,856)
Accumulated other comprehensive income	19,605	15,917
Total stockholders’ equity	77,738	63,927

Total Liabilities and Stockholders’ Equity	$551,402	$474,330

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues	$226,236	$341,483

Cost of revenues	113,401	187,431

Gross profit	112,835	154,052

Research and development expense	26,930	88,024
General, administrative and selling expense	357,644	209,165

Operating loss	(271,739)	(143,137)

Interest expense	(3,753)	(4,370)

Loss before minority interest	(275,492)	(147,507)

Minority interest	(2,388)	-

Net loss	(277,880)	(147,507)
Other comprehensive income (loss):
Foreign currency translation	3,688	(717)

Comprehensive loss	$(274,192)	$(148,224)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	46,009,787	42,205,008

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,880)	$(147,507)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,645	2,631
Stock and stock warrants issued for services	150	18,900
Non-cash interest	3,138	-
Minority interest	2,388	-
Changes in assets and liabilities:
Accounts receivable	17,943	(30,410)
Inventory	(17,622)	-
Prepaid expenses	(19,345)	(12,515)
Accounts payable	(10,159)	769
Accounts payable - related party	49,300	-
Accrued expenses	21,591	(12,054)
CASH FLOWS USED IN OPERATING ACTIVITIES	(225,851)	(180,186)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(156)	(538)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable - related party	(1,528)	-
Proceeds from sale of stock	285,750	-
CASH FLOWS FROM FINANCING ACTIVITIES	284,222	-

EFFECT OF EXCHANGE RATE CHANGES	2,669	350

NET INCREASE (DECREASE) IN CASH	60,884	(180,374)
Cash, beginning of period	198,814	576,484
Cash, end of period	$259,698	$396,110

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
NOTES TO CONSOIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation (“Advanced ID”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005, as reported in the 10-KSB/A filed on April 12, 2006, have been omitted.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company has adopted SFAS 123R prospectively commencing this quarter. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

During the three months ended March 31, 2006, no awards were granted, modified, became vested, or settled in cash.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006, Advanced ID issued a total of 15,000 shares of Common Stock for consulting services rendered in connection with financial public relations and business development in the fourth quarter of 2005 and the first quarter of 2006. Advanced ID recorded a non-cash expense of $150 and $2,100 in the three months ended March 31, 2006 and December 31, 2005, respectively. The shares were valued based on the closing price on the date they were awarded.

During the three months ended March 31, 2006, Advanced ID issued a total of 1,904,998 shares of Common Stock and 1,904,998 warrants for cash proceeds totaling $285,750. The fair market value of the stock and warrants was $563,956 at the time of the sale.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to March 31, 2006, Advanced ID issued a total of 450,000 shares related to the exercise of stock options for cash proceeds of $45,000. Also during this period, Advanced ID issued 363,334 shares related to the exercise of warrants for cash proceeds of $109,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The net loss of $277,880 for the quarter ended March 31, 2006 was larger by $130,373 or 88% versus last year's comparable quarter. Reasons for the larger net loss were largely due to lower revenues, higher general and administrative expenses and higher sales and marketing expenses. The specific details of these changes are discussed below.

Revenues

Revenues of $226,236 earned during the quarter ended March 31, 2006 were lower by $115,247 or 34% over the comparable period last year. The decrease in revenues for the three months ended March 2006 was because we received a $135,000 order from two customers in the fisheries industry during this period in 2005 which did not reoccur in the first quarter of 2006. Sales of companion animal microchips were also smaller by $124,639. The impact of reduced companion animal sales was offset with increased sales of microchip readers and UHF tire tags.

With the approval of an ISO standard microchip by the National Companion Animal Coalition (NCAC) in September 2005 we anticipate a recovery in sales to this sector in the coming months. Increased activity by municipal animal control agencies requiring permanent tagging of pets in their respective communities should positively impact microchips in 2006, additionally with our focus to expand the use of UHF identification into the livestock industry and our new sales initiative in the tire industry we believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Cost of Revenues

Cost of Revenues of $113,401 for the quarter ended March 31, 2006 decreased by $74,030 or 39% over the previous year’s comparable period. The decrease in cost of revenues is attributed to a lower volume of products sold. All of our products purchased for resale in the companion animal and biological sciences markets are paid for with US Dollars and sold in Canadian Dollars.

Our gross margin of 50% for the quarter ending March 31, 2006 was higher by 5% over the comparable period in 2005. The increase in gross margin is a result of increased emphasis in this area by our sales team. The increase in gross margins also reflects continued strengthening of the Canadian dollar relative to the US dollar. All our products purchased for resale in our companion animal and biological sciences division are paid for in UD dollars and sold in Canadian Dollars.

Research and Development

Research and development expenses of $26,930 for the quarter ended March 31, 2006 decreased by $61,094 or 69% over last year’s comparable period. This decrease is a result of completing development work on some of our DataTRAC™ RFID tags for various sized livestock. It is our expectation that our research and development expenses will be comparable for future reporting periods.

General and Administrative

For the quarter ended March 31, 2006, general and administrative expenses of $357,644 were higher by $148,479 or 71% over last year’s comparable period largely due to $29,137 in higher sales and marketing expenses, $39,212 in higher public relation fees $20,296 in higher Investor relations fees, $20,694 in higher directors’ fees,$18,485 in higher consulting fees and $15,782 in higher accounting fees.

General and administrative expenditures are expected to continue to increase as we implement sales and marketing initiatives to develop markets for our new DataTRAC™ RFID technology targeted at the livestock industry and tire tagging industry.

Interest Expense

During the quarter ended March 31, 2006, interest expense of $3,753 decreased by $617 or 14% when compared to the same quarter last year. Of the total of $3,753 in interest expense for the quarter ended March 31, 2006, $3,622 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $131 is accrued interest related to the same Note Payable.

As at March 31, 2006, we had only one remaining note payable outstanding which accrues interest at 10% per annum and to which non-cash interest is charged.

Liquidity and Capital Resources

As at March 31, 2006 we had cash and cash equivalents of $259,698.

During the first quarter ended March 31, 2006, net cash used in operating activities of $225,851 was higher by $45,665 or 25% as compared to last year's comparable period. Cash used by operating activities during the current three months of 2006 resulted primarily from our increase in sales and marketing, public relations and Investor relations expenses.

During the first quarter ended March 31, 2006, net cash used by investing activities of $156 was lower by $382 or 71% during the prior year’s comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the first quarter ended March 31, 2006, net cash provided by financing activities of $284,222 was higher by $284,222 as compared to the previous year's comparable period. During the first three months of 2006, we completed the sale of shares under the SB-2 registration. No financing activity occurred during the quarter ended March 31, 2005.

Currently in the global livestock industry, countries such as the United States, Taiwan, Australia, New Zealand, Thailand, Argentina, Brazil, Canada and the European Union are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action is to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing nations such as the European Union, Asia and North America are requiring that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next three to five months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next three to five months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $70,000 to $85,000 per month. It is our intent to secure a market share in the livestock identification industry which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. No firm commitment arrangements have been entered into for future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

On July 21, 2005, Advanced ID issued a total of 1,000,000 options to the directors that included Hubert Meier, Che Ki Li, Terry Fields, Seymour Kazimirski and David Goldenberg for services performed as such.

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

On November 24, 2005, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

On December 7, 2005, Advanced ID issued a total of 15,000 shares of Common Stock to one investor for cash proceeds totaling $2,250. In connection with the sale of the 15,000 shares of common stock, Advanced ID issued warrants to acquire 15,000 shares of common stock at $0.30 per share for a period of three years

On December 16, 2005, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

Except as noted, all of the securities issued in 2005 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

(iv) Fiscal 2006 Transactions

On February 10, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 14, 2006, Advanced ID issued a total of 300,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 300,000 shares of common stock, Advanced ID issued warrants to acquire 300,000 shares of common stock at $0.30 per share for a period of three years

On February 20, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 20, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $3,000. In connection with the sale of the 20,000 shares of common stock, Advanced ID issued warrants to acquire 20,000 shares of common stock at $0.30 per share for a period of three years

On February 22, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 2, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 6, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 9, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 17, 2006, Advanced ID issued a total of 100,000 shares of common stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

On March 30, 2006, Advanced ID issued a total of 84,998 shares of Common Stock to one investor for cash proceeds totaling $12,749.70. In connection with the sale of the 84,998 shares of common stock, Advanced ID issued warrants to acquire 84,998 shares of common stock at $0.30 per share for a period of three years.

On March 31, 2006, Advanced ID Corporation issued a total of 15,000 shares of common stock to Salmon Creek Public Relations Inc. for consulting services rendered in connection with public relations and business development

On April 6, 2006, Advanced ID issued a total of 55,000 shares of Common Stock to one investor for cash proceeds totaling $16,500 in connection with the exercising of a portion of warrants acquired in 2005. The exercise period of warrants when issued was three years.

On April 10, 2006, we issued 250,000 shares of our Common Stock to one of our employees who exercised 250,000 options at $.10 per option for total proceeds of $25,000

On April 10, 2006, we issued 200,000 shares of our Common Stock to our former CFO & director who exercised 200,000 options at $.10 per option for total proceeds of $20,000

On April 12, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to two investors for cash proceeds totaling $60,000. In connection with the exercising of all warrants acquired in 2005. The exercise period of warrants when issued was three years

On April 18, 2006, Advanced ID issued a total of 66,667 shares of Common Stock to one investor for cash proceeds totaling $20000.10. In connection with the exercising of a portion of warrants acquired in 2005. The exercise period of warrants when issued was three years

On April 18, 2006, Advanced ID issued a total of 41,667 shares of Common Stock to one investor for cash proceeds totaling $12,500.10. In connection with the exercising of all warrants acquired in 2005. The exercise period of warrants when issued was three years

All of the securities issued above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(3)	Articles of Incorporation, By-Laws and Stock Option Plan.
	(i)	Articles of Incorporation.[1]
	(ii)	By-Laws. [1]
	(iii)	Stock Option and Incentive Plan. [1]

(10)	Material Contracts.

None.

(11)	Statement of Computation of Per Share Earnings. [2]

This Computation appears in the Financial Statements.

(21)	Subsidiaries of the Registrant.

(i)	AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.
(ii)	Universal Pet Care, Inc., a Hawaii private company incorporated on August 25, 1994 is wholly owned by the registrant.
(iii)	On July 1, 2005 Advanced ID Corporation acquired a 60% interest in AFG Asia Engineering Co. Ltd. of Chiang Mai , Thailand. It has subsequently been renamed Advanced ID Asia Engineering Co. Ltd

(31)	CEO and CFO Certifications. [2]

(32)	CEO and CFO Certifications Pursuant to Sarbanes-Oxley Act. [2]

1 Filed previously.
2 Filed herewith.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced ID Corporation
(Registrant)

Dated: May 19, 2006	By:	/s/ Dan Finch
Dan Finch
Chief Executive Officer and President

By:	/s/ David M. Goldenberg
David M. Goldenberg
Interim Chief Financial Officer, Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)