Form 10QSB
period 2006-06-30
ADVANCED ID CORP
filed 2006-08-21
CIK 1005356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

 Commission File Number 000-24965

 ADVANCED ID CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	46-0439668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6143 - 4 Street SE, Suite 14 Calgary, Alberta, Canada	T2H 2H9
(Address of principal executive office)	(Postal Code)

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

As of August 18, 2006 there were 50,264,816 shares of Class “A” common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-QSB

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheetas of June 30, 2006 (unaudited) and December 31, 2005

b.	Consolidated Statementfor the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)

c.	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)

d.	Notes to Consolidated Financial Statements (unaudited)

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

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006	December 31, 2005
	(Unaudited)
Current Assets
Cash	$288,967	$198,814
Trade accounts receivable, net of allowance for doubtful accounts of $5,706 and $4,906	82,391	123,857
Inventory	44,308	42,142
Prepaid expenses	5,470	5,967
Total current assets	421,136	370,780

Property and equipment, net of accumulated depreciation of $62,635 and $36,604, respectively	182,000	48,064
Goodwill	55,486	55,486
Total other assets	237,486	103,550

Total Assets	$658,622	$474,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	97,782	145,839
Advances from related parties	83,639	137,305
Current portion of loans payable - related parties	13,614	72,026
Accrued liabilities	56,956	17,744
Total Current Liabilities	251,991	372,914
Loans payable - related parties	-	12,709
Total liabilities	251,991	385,623

MINORITY INTEREST IN AFG ASIA ENGINEERING	25,570	24,780

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares Authorized; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,164,816 and 45,370,343 shares issued and outstanding, respectively	501,648	453,703
Additional paid-in capital	5,588,517	3,667,163
Accumulated deficit	(5,719,834)	(4,072,856)
Accumulated other comprehensive income	10,730	15,917
Total stockholders’ equity	381,061	63,927

Total Liabilities and Stockholders’ Equity	$658,622	$474,330

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$181,007	$274,849	$407,243	$616,331
Cost of revenues	119,990	114,791	233,391	302,222
Gross profit	61,017	160,058	173,852	314,109

Research and development expense	29,012	56,482	55,942	144,506
General and administrative expense	1,386,732	165,409	1,756,953	374,574

Operating loss	(1,354,727)	(61,833)	(1,639,043)	(204,971)

Interest expense	(3,393)	(4,386)	(7,146)	(8,755)

Loss before minority interest	(1,358,120)	(66,219)	(1,646,189)	(213,726)
Minority interest	1,598	-	(790)	-
Net loss	(1,356,522)	(66,219)	(1,646,979)	(213,726)
Other comprehensive income (loss):
Foreign currency translation	3,690	8,557	(5,185)	7,840

Comprehensive loss	$(1,352,832)	$(57,662)	$(1,652,164)	$(205,886)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	48,896,230	42,215,341	47.460,960	42,210,203

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,646,979)	$(213,726)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	26,031	5,307
Increase in allowance for doubtful accounts	800	-
Stock issued for services	378,275	18,900
Stock options issued for services	854,275	-
Minority interest	790	-
Changes in assets and liabilities:
Trade accounts receivable	40,666	(25,092)
Inventory	(2,166)	-
Prepaid expenses	497	12,001
Accounts payable	(48,059)	-
Accounts payable - related party	(17,666)	-
Accrued expenses	39,212	(28,577)
CASH FLOWS USED IN OPERATING ACTIVITIES	(374,324)	(231,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,967)	(1,452)
CASH FLOWS USED IN INVESTING ACTIVITIES	(9,967)	(1,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	272,750	-
Proceeds from the exercise of stock options/warrants	228,000	-
Payments on loans payable - related parties	(21,121)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	479,629	-

EFFECT OF EXCHANGE RATE CHANGES	(5,185)	(5,566)

NET INCREASE (DECREASE) IN CASH	90,153	(238,205)
Cash, beginning of period	198,814	576,484
Cash, end of period	$288,967	$338,279

NON-CASH TRANSACTIONS:
Common stock issued for debt	$86,000	$-
Common stock issued for assets	$150,000	$-

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

NOTE 2 -- RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation.

NOTE 3 - COMMON STOCK

During the six months ended June 30, 2006, 1,600,000 stock options were granted and vested. The Company has recorded non-cash compensation expense of $854,275 related to these during the six months ended June 30, 2006. The options have a five year life and an exercise price of $0.50.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 158%, risk-free interest rate of 5.8%, and expected lives of 5 years.

During the six months ended June 30, 2006, Advanced ID issued a total of 1,599,650 shares of common stock for consulting services rendered in connection with financial public relations and business development, director fees and for the purchase of software resulting in a non-cash expense of $378,275 and a non-cash property and equipment additions of $150,000.

During the six months ended June 30, 2006, 613,334 warrants and 500,000 options were exercised resulting in the issuance of 1,113,334 shares of common stock for cash proceeds of $171,500 and $56,500, respectively.

During the six months ended June 30, 2006, 1,818,331 units were issued for cash proceeds of $272,750. Each unit consists of one common share and one common stock warrant.

NOTE 4 - CONCENTRATIONS

The Company had gross sales of $407,243 for the six months ended June 30, 2006. The Company has one customer that represented 26% of the gross sales for the six months period.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to June 30, 2006, Advanced ID issued a total of 100,000 common shares for cash proceeds of $23,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

The net loss of $1,356,522 the quarter ended June 30, 2006 was higher by $1,290,303 or 2,050%% versus last year's comparable quarter. The net loss for the current six months ended June 2006 of $1,646,979 was larger by $1,433,253 or 770% as compared to the same period in the previous year. Reasons for the significantly lower net loss were largely due to lower revenues, higher general and administrative expenses, lower research and development expenses. The specific details of these changes are discussed below.

Revenues

Revenues of $181,007 earned during the quarter ended June 30, 2006 were lower by $93,842 or 34% over the comparable period last year. This decrease in revenues was due to lower sales of pet microchips as a permanent solution for the identification of animals.

Revenues of $407,243 earned during the first six months of 2006 were lower by $209,088 or 34% versus the comparable period last year. The decrease in revenues for the six months ended June 2006 was due to the reason cited above and because a $135,000 order received from two customers in the fisheries industry during the first quarter of 2005 did not reoccur in 2006. The first 6 months of 2006 show a $27,456 improvement over the first 6 months of 2005. Similar orders from the fisheries industry have generally occurred in the fourth quarter in prior years. 77% of our revenues earned during the first six months of 2006 were entirely from our companion animal/biological sciences division and 23% were from sales of UHF tire tags to one large tire manufacturer, it is anticipated additional purchase orders will be completed in the coming months resulting in increased revenues.

With the approval of our ISO standard microchip by the National Companion Animal Coalition (NCAC) in September 2005 we anticipate a recovery in sales to this sector in the coming months. Increased activity by municipal animal control agencies requiring permanent tagging of pets in their respective communities should positively impact microchip sales, additionally in June 2006 Advanced ID Corporation finalized Strategic Alliance agreements with Petplan Insurance (Canada’s oldest and largest pet insurer) and Petlynx Corporation (a leading Pet Industry utility), it is anticipated a positive impact on microchip sales will result. Our continued focus to expand sales of Ultra High Frequency (UHF) identification tags into new markets continues, a second purchase order has been completed with one of the largest tire manufacturers in the world, sales efforts continue with other large tire manufacturers. We believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Cost of Revenues

Cost of Revenues of $119,990 for the quarter ended June 30, 2006 increased by $5,199 or 5% over the previous year’s comparable period while cost of revenues of $233,391 for the first six months of 2006 decreased by $68,831 or 23%. The increase in cost of revenues is attributed to a change in the mix of products being sold.

Research and Development

Research and development expenses of $29,012 and $55,942 for the quarter ended June 30, 2006 and for the first six months of 2006 respectively, decreased by $27,470 or 49% and $88,564 or 61% over last year’s comparable periods. This decrease is due to the fact that we are in the pre-production phase on most of our products thereby requiring less development of our DataTRAC™ RFID tags and readers. It is our expectation that our research and development expenses will be comparable for future reporting periods.

General and Administrative

For the quarter ended June 30, 2006, general and administrative expenses of $1,386,732 were higher by $1,221,323 or 838% over last year’s comparable period largely due to $24,465 in higher accounting fees, $20,252 in higher Public Relations expense and $257,327 to directors in higher consulting expenses and meeting fees.

For the first six months of 2006, general and administrative expenses of $1,756,953 were higher by $1,382,379 or 469% over the previous year’s comparable period largely due to $27,649 in higher accounting fees, $81,146 in higher Investor and Public Relations fees, $11,775 Financing commissions and $217,431 in Directors’ meeting and compensation fees, a $6,500 increase in rental costs were also recorded over the same period. The compensation to directors was paid with common shares.
There was a significant increase in the sales and marketing expenses as the company focused on implementing a strong sales strategy resulting in a $66,402 increase over the first six months of 2005.

General and administrative expenditures are expected to have peaked now that we have implement sales and marketing initiatives to develop markets for our new DataTRAC™ RFID technology for both the tire and livestock industry.

Interest Expense

During the quarter ended June 30, 2006, interest expense of $3,393 decreased by $993 or 7% when compared to the same quarter last year. Of the total of $3,393 in interest expense for the quarter ended June 30, 2006, $1,046 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $410 is accrued interest related to the same Note Payable.

For the first six months of 2005, interest expense of $7,146 was lower by $1,609 or 2% versus the comparable period in 2005. Of the total of $7,146 in interest expense for the first six months ended June 30, 2006, $4,184 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $1,643 is accrued interest related to the same Note Payable.

As at June 30, 2006, all term debt had been converted to restricted shares in the company.

Liquidity and Capital Resources

As at June 30, 2006, we had cash and cash equivalents of $288,967.

During the first six months ended June 30, 2006, net cash used in operating activities of $374,322 was higher by $143,135 or 40% as compared to last year's comparable period. Cash used by operating activities during the current six months resulted primarily from our increase in sales, marketing, public relations and Investor relations expenses.

During the first six months ended June 30, 2006, net cash used by investing activities of $9,967 was higher by $8,515 or 586% during the prior year’s comparable period. Cash used by investing activities resulted from our purchase of office furniture and equipment, and computer hardware. We have no commitments for future purchases of capital assets.

During the first six months ended June 30, 2006, net cash provided by financing activities of $479,629 was higher by $479,629 as compared to the previous year's comparable period.

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

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity with the exception of NCAC approval of our ISO products for the companion animal industry in Canada as discussed above. Our current cash balance is estimated to be sufficient to fund our current operations over the next three to six months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next two to three months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $60,000 to $75,000 per month. It is our intent to secure a market share in the livestock identification industry which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. As of March 30, 2006, 100% of the SB-2 common shares had been purchased, as of April 18, 2006, 363,334 or 10% of the warrants had been exercised. No firm arrangements have been entered into to date for a future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

On June 29, 2005, we cancelled a previous issuance of 100,000 warrants to an investor and replaced them with 900,000 warrants with an exercise price of $.40 per warrant and which are exercisable anytime until January 12, 2009.

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

(iv) Fiscal 2006 Transactions

On February 10, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 14, 2006, Advanced ID issued a total of 300,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 300,000 shares of common stock, Advanced ID issued warrants to acquire 300,000 shares of common stock at $0.30 per share for a period of three years

On February 20, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 20, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $3,000. In connection with the sale of the 20,000 shares of common stock, Advanced ID issued warrants to acquire 20,000 shares of common stock at $0.30 per share for a period of three years

On February 22, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 2, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 6, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 9, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 17, 2006, Advanced ID issued a total of 100,000 shares of common stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

On March 30, 2006, Advanced ID issued a total of 84,998 shares of Common Stock to one investor for cash proceeds totaling $12,750. In connection with the sale of the 84,998 shares of common stock, Advanced ID issued warrants to acquire 84,998 shares of common stock at $0.30 per share for a period of three years.

On March 31, 2006, Advanced ID Corporation issued a total of 15,000 shares of common stock to Salmon Creek Public Relations Inc. for consulting services rendered in connection with public relations and business development.

On April 3, 2006, Advanced ID issued a total of 500,000 shares of Common Stock to our computer consultant to acquire all computer source code for all programs developed to date, $150,000 was capitalized related to these shares.

On April 6, 2006, Advanced ID issued a total of 55,000 shares of Common Stock to one investor for cash proceeds totaling $16,500 in connection with the exercising of a portion of warrants acquired in 2005. The exercise period of warrants when issued was three years.

On April 10, 2006, Advanced ID issued 250,000 shares of our Common Stock to one of our employees who exercised 250,000 options at $.10 per option for total proceeds of $25,000.

On April 10, 2006, Advanced ID issued 200,000 shares of our Common Stock to our former CFO & director who exercised 200,000 options at $.10 per option for total proceeds of $20,000.

On April 12, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to two investors for cash proceeds totaling $60,000. In connection with the exercising of all warrants acquired in 2005. The exercise period of warrants when issued was three years.

On April 18, 2006, Advanced ID issued a total of 66,667 shares of Common Stock to one investor for cash proceeds totaling $20,000. In connection with the exercising of a portion of warrants acquired in 2005. The exercise period of warrants when issued was three years.

On April 18, 2006, Advanced ID issued a total of 41,667 shares of Common Stock to one investor for cash proceeds totaling $12,500. In connection with the exercising of all warrants acquired in 2005. The exercise period of warrants when issued was three years.

On May 24, 2006, Advanced ID issued 50,000 shares of our Common Stock to a director who exercised 50,000 options at $.23 per option for total proceeds of $11,500.

On May 28, 2006, Advanced ID issued 513,158 shares of our Common Stock to a director who exercised 250,000 warrants at $.25 per warrant for cash proceeds of $62,500 and 263,158 shares in consideration for repayment of $86,000 in debt.

On June 16, 2006, Advanced ID issued a total of 50,000 shares of Common Stock to five directors as compensation for services performed. Advanced ID recorded a non-cash expense of $30,000 related to these shares. The shares were valued based at the average closing price for the month in which the board meeting was held.

On June 16, 2006, Advanced ID issued a total of 962,983 shares of Common Stock to four directors as compensation for services performed. Advanced ID recorded a non-cash expense of $209,700 related to these shares. The shares were valued based at the average closing price for the month in which the board meeting was held.

On June 16, 2006, Advanced ID issued a total of 10,000 shares of Common Stock to an employee as compensation for services performed. Advanced ID recorded a non-cash expense of $4,000 related to these shares. The shares were valued based at the average closing price for the month in which the board meeting was held.

On April 24, 2006, Advanced ID issued a total of 1,200,000 options to the directors that included Hubert Meier, Che Ki Li, Terry Fields, Seymour Kazimirski, David Goldenberg and Dan Finch for services performed as such.

On April 24, 2006, Advanced ID issued a total of 400,000 options to three employees and one consultant for services performed.

On June 16, 2006 Advanced ID Corporation cancelled 25,000 shares of stock issued to one employee that was not awarded.

On July 17, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $23,000.

All of the securities issued above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 21, 2005, we held our Annual General Meeting of shareholders for the purpose of re-electing the Board of Directors, re-appointing the auditors, LBB & Associates Ltd., LLP (name changed from Lopez, Blevins Bork & Associates, LLP), and changing the corporate domicile from South Dakota to Nevada. All three proposals were approved by shareholders.

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

Change in Domicile filed May 30, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced ID Corporation (Registrant)

Date: August 21, 2006	By:	/s/ Dan Finch

Dan Finch Director, Chief Executive Officer and President

	By:	/s/ David M.Goldenberg
David M.Goldenberg Interim Chief Financial Officer, Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)