Form 10QSB
period 2006-09-30
ADVANCED ID CORP
filed 2006-12-07
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes   ☒No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 6, 2006 there were 50,545,330 shares of Class “A” common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-QSB

For the Third Quarter Ended September 30, 2006

INDEX

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005

b.	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

c.	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

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

Signatures

Part I. Financial InformationItem 1. Financial Statements

Forward Looking Information

Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future revenues, gross margins and earnings, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future products and the success of competitive products, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

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

 ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2006	December 31, 2005
	(Unaudited)
Current Assets
Cash	$145,268	$198,814
Trade accounts receivable, net of allowance for doubtful accounts of $5,105 and $4,906	76,280	123,857
Inventory	63,770	42,142
Prepaid expenses	36,469	5,967
Total current assets	321,787	370,780

Property and equipment, net of accumulated depreciation of $84,495 and $36,604, respectively	160,804	48,064
Goodwill	55,486	55,486
Total other assets	216,290	103,550

Total Assets	$538,077	$474,330

LIABILITIES AND STOCKHOLDERS’ EQUITY Current Liabilities
Accounts payable	102,971	145,839
Advances from related parties	104,746	137,305
Current portion of long-term debt - related parties	15,399	72,026
Accrued liabilities	19,773	17,744
Total current liabilities	242,889	372,914

Long-term debt - related parties	-	12,709
Total liabilities	242,889	385,623

MINORITY INTEREST IN AFG ASIA ENGINEERING	31,044	24,780

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par; 500,000 shares Authorized; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,545,330 and 45,370,343 shares issued and outstanding, respectively	505,453	453,703
Additional paid-in capital	5,684,800	3,667,163
Accumulated deficit	(5,936,945)	(4,072,856)
Accumulated other comprehensive income	10,836	15,917
Total stockholders’ equity	264,144	63,927

Total Liabilities and Stockholders’ Equity	$538,077	$474,330

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$231,763	$167,136	$639,006	$783,467
Cost of revenues	118,787	86,459	352,178	388,681
Gross profit	112,976	80,677	286,828	394,786

Research and development expense	4,809	91,275	60,751	235,781
General and administrative expense	320,020	486,980	2,076,973	861,554

Operating loss	(211,853)	(497,578)	(1,850,896)	(702,549)

Interest income (expense)	217	(4,398)	(6,929)	(13,153)

Loss before minority interest	(211,636)	(501,976)	(1,857,825)	(715,702)
Minority interest	(5,474)	(4,434)	(6,264)	(4,434)
Net loss	(217,110)	(506,410)	(1,864,089)	(720,136)
Other comprehensive income (loss):
Foreign currency translation	106	1,315	(5,079)	(5,969)

Comprehensive loss	$(217,004)	$(505,095)	$(1,869,168)	$(726,105)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	50,352,684	43,709,200	48,435,460	42,715,359

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,864,089)	$(720,136)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	47,891	8,148
Stock issued for services	442,862	123,900
Stock option expense	854,275	-
Non-cash compensation	-	153,300
Minority interest	6,264	4,434
Changes in assets and liabilities:
Trade accounts receivable	47,577	6,004
Inventory	(21,628)	-
Other current assets	(30,502)	27,508
Accounts payable	(42,868)	101,961
Accounts payable - related party	3,441	-
Accrued expenses	2,029	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(554,748)	(294,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,631)	(2,223)
CASH FLOWS USED IN INVESTING ACTIVITIES	(10,631)	(2,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	308,250	75,000
Proceeds from the exercise of stock options/warrants	228,000	-
Payments on loans payable - related parties	(19,336)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	516,914	75,000

EFFECT OF EXCHANGE RATE CHANGES	(5,081)	20,165

NET INCREASE (DECREASE) IN CASH	(53,546)	(201,939)
Cash, beginning of period	198,814	576,484
Cash, end of period	$145,268	$374,545

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for debt	$86,000	$-
Common stock issued for assets	$150,000	$-

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

NOTE 2 -- RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2006, 1,600,000 stock options were granted and vested. The Company has recorded non-cash compensation expense of $854,275 related to these during the nine months ended September 30, 2006. The options have a five year life and an exercise price of $0.50.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 158%, risk-free interest rate of 5.8%, and expected lives of 5 years.

During the nine months ended September 30, 2006, Advanced ID issued a total of 1,819,485 shares of common stock for consulting services rendered in connection with financial public relations and business development, director fees and for the purchase of software resulting in a non-cash expense of $442,862 and a non-cash property and equipment additions of $150,000.

During the nine months ended September 30, 2006, 613,334 warrants and 500,000 options were exercised resulting in the issuance of 1,113,334 shares of common stock for cash proceeds of $171,500 and $56,500, respectively.

During the nine months ended September 30, 2006, 1,979,010 shares of common stock were issued for cash proceeds of $308,250. In connection with the sale of 1,818,313 shares of the common stock issued, Advanced ID issued warrants to purchase 1,818,331 shares of common stock. The warrants have an exercise price of $0.30 per share and expire in three years.

NOTE 4 - CONCENTRATIONS

The Company had gross sales of $639,006 and $783,467 for the nine months ended September 30, 2006 and 2005, respectively. Of the amount, $165,000 relates to sales to one customer for the nine months ending September 30, 2006. For the comparable period in 2005 no customer had purchases that exceeded 10% of gross sales.

Note 5 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred losses for the nine months ended September 30, 2006 and the year ended December 31, 2005 of $1,864,089 and $1,050,205 respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

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

Note 6 - SIBSEQUENT EVENTS

Effective November 1, 2006 the contract of the Executive Vice President and COO was terminated. A severance package, including cash and stock compensation, has been finalized in accordance with the signed employment contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended Sept. 30, 2006 and 2005

The net loss of $217,110 for the quarter ended September 2006 was lower by $289,300 or 43% versus last year's comparable quarter. The net loss for the current nine months ended September 2006 of $1,864,089 was larger by $1,143,953 or 258% as compared to the same period in the previous year. Reasons for the lower net loss during the quarter ended September 2006 resulted from, higher revenues, lower research and development expenses and lower general and administrative expenses. The significantly higher net loss for the current nine months ended September 2006 were largely due to lower revenues, higher sales and marketing expense and higher general and administrative expenses. The specific details of these changes are discussed below.

Revenues

Revenues of $231,763 earned during the quarter ended September 30, 2006 were higher by $64,627 or 38% over the comparable period last year. This increase in revenues was a result of tire tag sales to Goodyear Tire and Rubber Company under the existing purchase order agreement.

Revenues of $639,006 earned during the first nine months of 2006 were lower by $144,461 or 18% versus the comparable period last year. The decrease in revenues for the nine months ended September 2006 was due to a $135,000 order received from two customers in the fisheries industry that did not reoccur during the first quarter of 2006.

With the approval of our ISO standard microchip by the National Companion Animal Coalition (NCAC) in September 2005 we anticipate a recovery in sales to this sector in the coming months. Increased activity by municipal animal control agencies requiring permanent tagging of pets in their respective communities should positively impact microchip sales. Additionally in June 2006 Advanced ID Corporation finalized Strategic Alliance agreements with Petplan Insurance (Canada’s oldest and largest pet insurer) and Petlynx Corporation (a leading Pet Industry utility), it is anticipated a positive impact on microchip sales will result. Our continued focus to expand sales into new markets continues, a second purchase order has been completed with one of the largest tire manufacturers in the world, sales efforts continue with other large tire manufacturers. We believe these planned initiatives will continue to elevate our market presence and translate into higher revenues for future reporting periods.

Cost of Revenues

Cost of Revenues of $118,787 for the quarter ended September 2006 increased by $32,328 or 37% over the previous year’s comparable period while cost of revenues of $352,178 for the first nine months of 2006 decreased by $36,503 or 10%. The increase in cost of revenues for the quarter ended September 2006 was due to an increase in volume of products sold while the decrease in cost of revenues for the first nine months of 2006 is attributed to a lower volume of products sold relative to each respective comparable period.

Our gross margins of 48% during the quarter ended September 2006 was maintained over the comparable period in 2005.

Our gross margin of 45% during the first nine months of 2006 was lower by 5% over the comparable period in 2005. The decrease in gross margins is attributed to implementing the design and manufacturing of our new tire tags.

Research and Development

Research and development expenses of $4,809 for the quarter ended September 30, 2006 were lower by $86,466 or 95% versus the comparable period last year. For the first nine months of 2006, research and development expenses of $60,751 were lower by $175,030 or 74% than the comparable period in 2005. This decrease is due to the fact that we have been in the pre-production phase on most of our UHF products thereby requiring less development of our DataTRAC™ RFID tags and readers. It is our expectation that our current research and development expenses will be comparable for future reporting periods.

General and Administrative

For the quarter ended September 30, 2006, general and administrative expenses of $320,023 were lower by $166,957 or 34% over last year’s comparable period largely due to $153,300 in lower non-cash compensation, $90,320 in lower Investor relation fees and $27,367 in lower consulting and director’s fees, these lower costs were offset by increased Public relation costs of $40,647, Web site cost of $5,985, legal and accounting costs of $6,506 plus increases in recovery expenses, rent and gain on currency exchange

For the first nine months of 2006, general and administrative expenses of $2,076,976 were higher by $1,215,422 or 241% over the previous year’s comparable period largely due to $854,275 in increased stock option expense, $101,500 in higher Public Relations fees, $78,973 in higher consulting fees, $59,800 in higher Board meeting expense, $42,664 in higher travel costs, $28,000 in higher accounting fees, $15,660 in increased depreciation charges, $7,115 in increased Press release charges, $9,750 in increased rental charges and $11,985 in financing commissions related to related to financings executed in the first quarter of 2006. The remaining difference is attributed to increased expenditures on rent, corporate communication charges, and other general business expenditures. Directors’, Board meeting fees and certain consulting fees were paid in shares of common shares.

General and administrative expenditures are expected to have peaked now that we have implemented sales and marketing initiatives to develop markets for our new DataTRAC™ RFID technology for both the tire and livestock industry.

Minority Share of Net Income

On July 1, 2005, Advanced ID concluded an agreement to acquire a 60% interest in AFG Asia Engineering Co., Ltd. The minority share of net income of $5,474 represents an adjustment to deduct the 40% non-owned interest in AFG Asia Engineering.

Interest Expense

During the quarter ended September 2006, interest income of $217 increased by $4,615 or 95% when compared to the same quarter last year. The $217 in interest income for the quarter ended September 2006is a result of income received from notes due from employees of Advanced ID Asia Engineering Co. Ltd.

For the first nine months of 2006, interest expense of $6,929 was lower by $6,224 or 53% versus the comparable period in 2005. Of the total of $6,929 in interest expense for the first nine months ended September 2006, $3,138 is non-cash interest related to a discount on a Note Payable owing to one of our Directors and $3,791 is accrued interest related to the same Note Payable

Liquidity and Capital Resources

As at September 30, 2005, we had cash and cash equivalents of $145,268.

During the first nine months ended September 2006, net cash used in operating activities of $554,748 was higher by $259,867 or 88% as compared to last year's comparable period. Cash used by operating activities during the first nine months of 2006 was for increased activities in the sales and marketing activities as well as public relations and investor relations areas.

During the first nine months ended September 2006, net cash used by investing activities of $10,631 was higher by $8,408 or 478% during the prior year’s comparable period. Cash used by investing activities resulted from the purchase of office furniture and equipment, and software. We have no commitments for future purchases of capital assets.

During the first nine months ended September 2006, net cash provided by financing activities of $516,914 was higher by $441,914 or 687% as compared to the previous year's comparable period. During the first nine months of 2006, we completed subscription agreements with investors relative to our approved form SB-2 filing approved by the Security and exchange commission on May 12, 2005.

Currently in the global livestock industry, countries and regions such as the United States, Canada, Taiwan, Australia, New Zealand, Thailand, European Union, Argentina and Brazil are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action are to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing regions such as the European Union, Asia and North America are demanding that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long-term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next three to four months and will not be sufficient to fund our long-term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next three to four months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $60,000 to $75,000 per month. It is our intent to secure a market share in the livestock and tire identification industries which will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. No firm commitment arrangements have been entered into with the exceptions noted above and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

On April 3, 2006, Advanced ID issued a total of 500,000 shares of Common Stock to our computer consultant to acquire all computer source code for all programs developed to date; $150,000 was capitalized related to these shares.

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

On July 1, 2006, Advanced ID issued a total of 50,000 shares of Common Stock to one employee as compensation. Advanced ID recorded a non-cash expense of $17,000 related to these shares.

On August 31, 2006, Advanced ID issued a total of 3,435 shares of Common Stock for consulting services. Advanced ID Corporation recorded a non-cash expense of $996 related to these shares

On August 25, 2006, Advanced ID issued a total of 60,679 shares of Common Stock to two investors for cash proceeds totaling $12,500.

On September 14, 2006, Advanced ID issued a total of 120,000 shares of Common Stock to Spirit Holdings Inc. for consulting services rendered in connection with financial public relations and business development. Advanced ID recorded a non-cash expense of $33,600 related to these shares. The shares were valued based on the closing price on the date they were awarded.

On September 21, 2006, Advanced ID issued a total of 46,400 shares of Common Stock for contract engineering services. Advanced ID Corporation recorded a non-cash expense of $11,600 related to these shares.

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

(10) Material Contracts.

(i) Employment agreement with Dan Finch. 1

(11) Statement of Computation of Per Share Earnings. 2

This Computation appears in the Financial Statements.

(21) Subsidiaries of the Registrant.

(i)AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.

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

Advanced ID Corporation
(Registrant)

Dated:December 6, 2006	By:	Daniel W. Finch
Daniel W. Finch
Chief Executive Officer and President

	By:	/s/ David M. Goldenberg
David M. Goldenberg
Interim Chief Financial Officer, Treasurer and Secretary
(As a duly authorized officer on behalf of the
Registrant and as Principal Financial and Accounting Officer)