Form 10KSB
period 2006-12-31
ADVANCED ID CORP
filed 2007-04-18
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------------------------------------

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

-----------------------------------------------------------------------

Commission File Number 000-24965

ADVANCED ID CORPORATION
(Exact name of small business issuer as specified in its charter)

         Nevada                                      46-0439668
(State or other jurisdiction                        (IRS Employer
     of incorporation                             Identification No.)
      or organization)

    6143 - 4 Street SE, Suite 14                        T2H 2H9
       (Address of principal                          (Postal Code)
         executive office)

(403) 264-6300
(Issuer's telephone number)

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

Yes  [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes  [x]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

Total revenues for our fiscal year ended December 31, 2006 were $889,089.

As of March 31, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing bid price for the common stock as reported on the OTC Bulletin Board, was $14,787,010. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by
Schedule 13D filers.

As of March 31, 2007 there were 52,538,914 shares of common stock issued and outstanding.

ADVANCED ID CORPORATION
FORM 10-KSB

For the Fiscal Year Ended December 31, 2006
PART I
ITEM 1.  DESCRIPTION OF BUSINESS                                      5
  Overview
  Products and Services Overview
    Companion Animal/Biological Sciences, Inanimate Products and Services Livestock Animal Products and Services
  Business Model
  Intellectual Property
  Target Market
  Marketing and Sales Strategy
    Sales and Distribution Channels
    Pricing Strategy
    Recent Developments
  Competition
  Competitive Advantages
  Cautionary Factors that may affect Future Results
  Trademarks and Patents
  Employees
  Reports to Security Holders
ITEM 2.  DESCRIPTION OF PROPERTY                                     19
ITEM 3. LEGAL PROCEEDINGS                                            19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    20
  Market Information
  Holders
  Dividends
  Securities Authorized for Issuance under Equity Compensation Plans Recent Sales of Unregistered Securities
    Fiscal 2005 Transactions
    Fiscal 2006 Transactions
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    29
  Results of Operations for the Fiscal Years Ended December 31,
    2006 and December 31, 2005
  Revenues
  Cost of Revenues
  Research and Development
  Selling, General and Administrative
  Minority Share of Net Income
  Interest Expense
  Liquidity and Capital Resources
ITEM 7.  FINANCIAL STATEMENTS                                        32
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE                                32
ITEM 8A.  CONTROLS AND PROCEDURES                                    32
ITEM 8B.  OTHER INFORMATION                                          33

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
  PERSONS AND CORPORATE GOVERNANCE; COMPLIANANCE WITH SECTION
  16(a) OF THE EXCHANGE ACT.                                         34
  Directors, Officers and Significant Employees
  Business Experience of Officers, Directors and Significant
    Employees
  Section 16(a) Beneficial Ownership Reporting Compliance
  Code of Ethics Policy
  Corporate Governance
  Indemnification
ITEM 10. EXECUTIVE COMPENSATION.                                     37
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         38
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
  DIRECTOR INDEPENDENCE                                              39
ITEM 13.  EXHIBITS                                                   40
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                     41
SIGNATURES                                                           42

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------
On October 17, 2002 AVID Canada Corporation combined with USA Sunrise Beverages, Inc. (USA), an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of AVID Canada and a recapitalization of USA. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares to Heritage Ventures Ltd., AVID Canada's former parent company, in exchange for the 200 outstanding shares of AVID Canada and $505,724 in debt owed by AVID Canada to Heritage Ventures. Avid Canada was incorporated in Alberta, Canada, on November 26, 1993. USA changed its name to Advanced ID Corporation effective November 15, 2002. As a result of the reverse merger transaction, Advanced ID now wholly owned AVID Canada and the original security holders of USA now hold 7,000,999 shares in Advanced ID. No consulting fees or finder's fees were paid in relation to the reverse merger transaction.

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

Sales of microchips and readers to the companion animal and biological sciences markets in Canada continue to contribute a majority of our income in 2006, additionally sales of Ultra High Frequency (UHF) animal tags and readers were made to the states of New York and Colorado for the purpose of identifying captive Elk and Deer who are potential carriers of Chronic Wasting Syndrome Disease. Additionally Advanced ID Corporation continues to sell UHF identification tags to Goodyear Tire and Rubber Company under several purchase orders continuing into 2007. Tire tag and tire patch sales have been made to VAR's in several countries for trial or pilot runs.
Readers for the tire tag market have been sold to tire manufacturers and resellers in India, Canada, Mexico, Venezuela, Australia, Japan and the United States. Michelin US has purchased multiple readers.

As noted above, we are currently serving the Canadian market as a reseller for AVID and SOKYMAT LF RFID products. We are expanding our sales effort for SOKYMAT chips into several countries, including China, Taiwan and Thailand.

Since we own the intellectual property of the DataTRAC(tm) microchips, we are continuing to develop and market our UHF RFID products in both the supply chain and livestock markets throughout the world, either directly or through international distributors. Advanced ID has made good progress in the supply chain market, especially in Asia. Advanced ID's marketing efforts in the livestock area has been reduced because no country's government has either mandated or approved for use our UHF RFID technology

Products and Services Overview
------------------------------
Companion Animal/Biological Sciences, Inanimate Products and Services

Our current product offering includes an established line of RFID tags, readers, and software.

    RFID Tags: Our RFID Tags purchased from American Veterinary Identification Devices and SOKYMAT and consist of an integrated circuit or microchip utilizing a low frequency of 125 KHz or 134 KHz. The microchip is sealed in glass, compatible with the animal's body, containing a programmed identification number which fits inside a hypodermic needle, and can be injected under the skin of an animal. Since these RFID Tags are passive, meaning they do not require a battery, a reader temporarily energizes the microchip allowing it to transmit its data to the reader with error-free reliability. Under normal conditions, the RFID Tags can last in excess of 20 to 25 years and generally well beyond the life of any companion animal. The read range for low frequency tags is approximately three to seven inches.

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

    Software: We offer a proprietary Microsoft(r).Net based database called PETtrac which is our advanced software program that stores and tracks identification numbers from implanted animals by recording their microchip ID as well as unique information including data such as:

  -  Pet name, breed, and description;
  -  Animal's brand and tattoo numbers;
  -  Present/past owners, and current details;
  -  Medical history of the animal, medication, allergies, etc.; and
-  Other pertinent information specific to each sector/industry.

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

Livestock Animal Products and Services
--------------------------------------
Our Livestock products offering which was completed in early 2006 includes three different sized RFID tags, readers, and software specifically tailored to meet the needs of each type of livestock and region.

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

Currently, we are the only company that is offering ultra high frequency tags to the livestock industry. All of our competitors offer low frequency tags which are generally more costly to produce, offer a shorter read range, and have limited reading capability within automated livestock processing plant environments. Adoption of RFID technology by animal owners has been slower than anticipated resulting lower than anticipated sales, additionally the adoption of Low Frequency ISO 11784 and 11785 compliant technology by a growing number of countries has impacted on the market potential and the company has reduced the scales of its continuing development of the livestock application.

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

    Inanimate Products and Services: In August 2005, Advanced ID was awarded a purchase order from Goodyear Tire and Rubber Company of Akron Ohio for RFID identification tags. Goodyear is undertaking trials to test the durability and practicality of embedding UHF tags specifically designed for their tires. Tags were produced on a prototype basis initially prior to moving into larger scale production. The 2006 and 2007 NASCAR racing tires will all have this product attached to their racing tires.

Business Model
--------------
We are planning to enhance our current revenue streams by:

  - Offering ISO microchips in both the Canadian and Global companion pet recovery markets. Create PETtrac capabilities in various important languages, Chinese a foremost consideration. Develop improved Low Frequency readers that will display in various languages.

  - Offering higher integrity and more cost effective identification solutions over current practices in the global livestock markets with our DataTRAC(tm) RFID tags and readers, and our web-based tracking and recovery software system.

  - Expanding our current market presence into other veterinary clinics and animal shelter markets across Canada by lowering prices, improving customer service and establishing more comprehensive sales channels, both direct and third party.

  - Expanding RFID technology into industrial applications such as the energy and manufacturing industries. The knowledge and profile gained through the relationship with Goodyear Rubber and Tire Company is one example.

  - Expanding the tire management market to include: tire manufacturers, resellers, fleet owners, retail, retreaders, system integrators, database managers.

  - Expanding RFID technology into supply chain applications for hostile environments. Avoid the high volume, low cost applications that will satisfy the Wal-Mart requirement.

Intellectual Property
---------------------
Our intellectual property is comprised of our radio frequency identification
(RFID) tags utilized for the identification and trace back of livestock. We currently do not own any patents and have not licensed any intellectual property used in our products. Our tire tag technology is based on IP from Goodyear and under license from Michelin. Our new reader line will include intellectual property that the company will exploit through patent protection and other protection of proprietary assets

Target Market
-------------
Advanced ID is fulfilling the needs of the companion animal and biological sciences markets in the RFID industry as outlined below:

  - Increasingly, municipal animal control agencies are setting policy and by-laws for permanent tagging of pets.

  - Pending guidelines will require livestock and meat product operators to use advanced tagging and tracking systems. UHF will compete with LF in the future.

  - Industries are demanding increased efficiencies in logistics, distribution, asset management, and tracking.

The tire management industry was started in 2005 and growth has been steady in 2006. 2007 will see significant growth without significant new competition

  -   The global RFID market was several billion dollars, US in 2005.

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

Advances in microchip design, miniaturization, global positioning tracking, read range, read/write capabilities and data storage have greatly expanded the applications for RFID tags. RFID systems are being piloted and used in a wide range of retail, commercial and industrial applications. The Company will carefully choose those technologies and market sectors where we can successfully compete.

Marketing and Sales Strategy
----------------------------
    Sales and Distribution Channels

With a strong channel already established in the Canadian companion animal and biological sciences markets with our direct sales team, comprised of one sales representative and three customer support personnel, we intend to leverage this position by securing additional relationships with other veterinarian professionals in targeted regions across Canada. Currently, we have relationships with the following distribution agencies; Associate Vet Purchasing, Western Drug Distribution Center, Vet Purchasing, Canadian Kennel Club and Centre de Distribution de Medicaments Veterinaires (CDMV). There is no contractual agreement or volume commitment in place with any of these parties. During fiscal 2006, we had two customers, Veterinary Purchasing and Goodyear Tire and Rubber Company, that each accounted for more than 10% of our revenues.

The Company will sell its tire management product line both direct and through third party resellers. We will purchase tire tags from the Hana Group from Ohio and Thailand. The market is global.

The Company will sell its UHF RFID reader line both direct and though third party resellers. The market is global.

    Pricing Strategy

We plan to be a price-performance leader with all of our products and services. This is intended to assist our efforts to gain market acceptance and secure market share in the companion pet recovery industry throughout the world, and further allow us to continue to both increase the market size and our market share in the tire management market. It is our goal to keep our expenditures small to ensure we maintain low product price points to discourage other competitors from entering the market yet allowing us to earn a healthy margin. We anticipate that any cost savings we achieve through process improvements will lead to reductions in our price points to discourage other competitors from entering the market.

    Recent Developments

Companion Animal - Advanced ID has received approval from the National Companion Animal Coalition ("NCAC") for its new ISO chip made by SOKYMAT. With the significant cost savings associated with this new ISO standard chip, Advanced ID has reduced its prices in Canada and other countries and sales are increasing. Advanced ID has developed a new LF reader for companion animals that can be sold in several countries with language specific readout capabilities.

Livestock Tagging - Advanced ID has not further developed its livestock RFID product line but has maintained its ability to provide a complete product solution as the requirement develops. Recent outbreaks of BSE and bird flu could well re-ignite interest in this product.

Tire Management - Advanced ID has continued to develop, with Hana and others, products that will serve the tire management industry from the tire maker in Ohio to the fleet owner in Great Britain. Advanced ID is in a leadership position in this market and will focus its energies and resources to remain in a leadership role as the market matures and reaches high volume requirements.

UHF RFID Reader Development - Advanced ID has developed a series of high powered, long read range, UHF RFID readers that are being sold in the supply chain industry and the tire tag business. This reader product line is sold to the trade at about half the prevailing price for an equivalent product sold by the competition. The company has designed also a lower cost, mass market UHF RFID reader that will sell for half the price of our current readers. This is the reader product line that will take the cost of UHF readers out of the value proposition. The UPC Barcode business did not take hold in the 70's/80's until the price of readers went under $100. Advanced ID intends to be the company that ultimately offers a $100 UHF RFID reader.

Competition
-----------
Our largest competitor in the companion animal and biological sciences market in Canada is Pethealth Inc. who is estimated to have approximately 45% market share compared with our estimated 40% market share. During 2004, Anitech Enterprises Inc. ceased operations and no longer remains a competitor. Less than three years ago, Anitech held the largest market share in Canada. The remaining 15% market share is spread among two companies which includes Microchips 4 Solutions and EIDAP. While in business, Anitech was a reseller of Digital Angel Corporation's microchips and readers and as further referenced under Applied Digital Solutions below.

    Pethealth Inc. - Pethealth's vision is to become the leading provider of insurance and integrated health related information services to the North American companion animal market. Currently Pethealth claims it is Canada's largest provider of accident and illness insurance for dogs and cats to pet owners and the second largest in North America. Pethealth entered the companion animal industry in February 2003 where it has grown its market share by offering significantly lower priced products than all other competitors in North America. Pethealth is a reseller of Allflex USA's companion animal products and which is further discussed below. Allflex's technology offers no competitive advantages over our technology except that Pethealth is offering a significantly lower priced product at this time. For the year ended December 31, 2006, Pethealth showed revenues of CAD $3,299,698 from microchip sales in Canada and United States. Revenues from microchip sales during the year ended December 31, 2005 totaled CAD $1,364,762.

    Allflex USA Inc. - Allflex claims to be the world's leading supplier of livestock identification and management systems. Its products include visual identification ear tags and applicators, electronic identification systems and a variety of precision instruments. Allflex works closely with official and commercial organizations around the world to develop reliable and efficient systems for collecting and transferring information on animal identification, movement and performance. Allflex has manufacturing and technology subsidiaries in USA, Canada, Europe, Australia, New Zealand, Brazil and China. Allflex products are distributed in 80 countries worldwide. Unaudited revenues for 2006 could not be found.

    Applied Digital Solutions, Inc. - Applied Digital, through its subsidiary Destron Fearing, has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. As the animal identification industry expanded, the company culminated a merger of Fearing Manufacturing and Destron/IDI in November 1993. Their products range from visual ear tags attached to livestock, to electronic microchips implanted under the skin of pets, fish, laboratory animals and livestock. On April 25, 2000, Destron Fearing was acquired by Applied Digital Solutions, Inc. (ADSX - NASDAQ) for $84.6 million through a merger of its wholly owned subsidiary, Digital Angel Corporation. For the year ended December 2006, Digital Angel had revenues of $57.0 million and a loss of $6.8 million. For the year 2005, Digital Angel had revenues of $56.8 million and a loss of $9.5 million.

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

Cautionary Factors that may Affect Future Results
-------------------------------------------------
(a) We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that Advanced ID can operate in a profitable manner. To date, we have an accumulated deficit of $(6,284,159) as of December 31, 2006. Even if we obtain future revenues sufficient to expand operations, increased production or marketing expenses would adversely affect liquidity of Advanced ID.

(b) We do not have an active market in our securities. If our common stock has no active trading market, you may not be able to sell your common shares at all.

We do not have an active public market for our common shares. The trading volume of our securities on the OTC Bulletin Board has averaged 307,926 shares per day over the last twelve months ended December 2006 ranging from an average low of 45,284 shares per day in the month of June 2006 to an average high of 2,120,939 shares per day during the month of April 2006. We cannot assure you that an active public market will ever develop. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

(c) We do not meet the requirements for our stock to be quoted on NASDAQ, American Stock Exchange or any other senior exchange and even though our stock is quoted on the OTC Bulletin Board, the tradability in our stock will be limited under the penny stock regulation.

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

(d) Our cash balances in banks and brokerage firms may exceed the insurance limits. Our liquidity may be negatively affected if these institutions should fail.

At December 31, 2006, we maintained cash balances with the Bank of Montreal, Canadian Imperial Bank of Commerce and Bank One. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. Our liquidity may be negatively affected if these institutions should fail.

(e) We are dependent on Dan Finch and key management personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

Our success is dependent upon, among other things, the services of Dan Finch CEO & President. The loss of Mr. Finch's services could have a material adverse effect on our business, operations and financial condition. We do not have key-man life insurance policy for Mr. Finch. The expansion of our business will place further demands on existing management and future growth. Profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

(f) We are in an intensely competitive industry. There are numerous competitors offering various components of the type of products and services we offer. Also, there is no certainty that additional competitors will not enter markets that we intend to serve.

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

(g) Your vote may not affect the outcome of any shareholder vote since our principal stockholder currently retains approximately 21.6% of our outstanding stock.

For instance, Heritage Ventures, Ltd. may be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions.

(h) Changes in foreign policies could have an adverse effect on our operations. All marketing will be done in-house and through international distributors.

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

(i) Our success may depend on the ability of our distributors to implement viable marketing initiatives.

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

(j) Changes in the foreign exchange rate could negatively affect our profitability.

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

(k) We may be subject to product obsolescence that could result in reduced profitability.

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

(l) We will also depend on technology from third parties and should there be any problems or delays, this could have a material adverse effect on our business.

We will contract with third parties to provide some of the technological components regarding our products. We cannot assure you that, if we cannot contract with these parties on terms favorable to us, that we will be profitable. We have outsourced the design and manufacturing of the antennae utilized as one of the key components in Advanced ID's RFID products to Hana Microelectronics Public Co. Ltd of Lamphun, Thailand. In addition, Advanced ID has outsourced manufacturing of the plastic encapsulation of its RFID tags to Guide-Trend Co., Ltd. of China. In April 2003, Advanced ID announced it had signed a strategic partnership agreement with Guide-Trend to perform production and encapsulation functions. There are no general contractual requirements as the terms are negotiated and specified for each purchase order based on volumes purchased.

(m) Our business may be negatively affected by the misappropriation of our intellectual property.

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

On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. As of March 30, 2006, the SB-2 was fully subscribed raising $525,000 from private placements. An additional $151,000.20 was raised prior to December 31, 2006 from sale of 503,334 warrants. The shares and warrants were priced as a unit (1share and 1 warrant = 1 unit). Shares are priced at $.15/share and 3 year warrants are priced at $.30/warrant.

The object of our business model is to be a viable, profitable entity. Should one or several of these factors be implemented or become effective, this could adversely affect our objective and as such, place any investment in us at risk.

Trademarks and Patents
----------------------
We will be filing trademark registrations for certain brand names. In addition, we have secured the following Internet names: avidcanada.com, advancedidcorp.com and advancedid.ca. We have also identified additional trademarks and URLs that we plan to register in the immediate future. We currently do not have any patents registered.

Employees
---------
We presently have five full-time employees, four contract employees and one part-time employee. We have entered into consulting agreements with two other parties to perform such duties as technical support, software development, channel development, product development, marketing and sales. On July 1, 2005, Advanced ID Corporation acquired a 60% interest in AFG Asia Engineering Ltd of Chiang Mai, Thailand. The Managing Director, Mr. Gottfried Auer and 40 % owner of AFG Engineering Asia Ltd. has been providing Advanced ID with all RFID engineering services since 2003. Mr. Auer has a Staff of nine hardware and software engineers and support staff in the Chiang Mai office. Subsequent to the purchase of AFG Asia Engineering Ltd. the corporate name was changed to reflect the new ownership structure and is now known as Advanced ID Asia Engineering Co. Ltd.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

We currently have an agreement to lease office premises until August 31, 2007. We have committed to leasing approximately 2,304 rentable square feet and are obligated to pay basic rent and operating costs for a total cost of $2,473.50 per month. The real property utilized by Advanced ID is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage.


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

                                      Fiscal 2006         Fiscal 2005
                                      -----------         -----------
                                    High        Low     High       Low
                                    ----        ---     ----       ----
First Quarter                       $0.43      $0.12   $0.49      $0.27
Second Quarter                      $1.40      $0.28   $0.39      $0.21
Third Quarter                       $0.38      $0.21   $0.30      $0.18
Fourth Quarter                      $0.32      $0.21   $0.19      $0.12

Holders
-------
As of March 31, 2007, the approximate number of shareholders of common stock of Advanced ID was 1,772.

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

Securities Authorized For Issuance under Equity Compensation Plans
------------------------------------------------------------------

Plan Category            Number of Securities
                         Issued Upon Exercise of       Weighted Average Exercise     Number of Securities
                         Outstanding Options,      Price of Outstanding Options      Remaining Available
                         Warrants and Rights             Warrants and Rights         For Future Issuance

                                 (a)                           (b)                         (c)
Equity Compensation Plans
  Approved by Security Holders   n/a                           n/a                         n/a
Equity Compensation Plans
  Not Approved by Security
  Holders                     10,586,787                       $0.43                        n/a
Total                         10,586,787                       $0.43                        n/a

Recent Sales of Unregistered Securities
---------------------------------------
Fiscal 2005 Transactions

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

Fiscal 2006 Transactions

On February 10, 2006, Advanced ID issued a total of 300,000 shares of Common Stock to one investor for cash proceeds totaling $45,000. In connection with the sale of the 300,000 shares of common stock, Advanced ID issued warrants to acquire 300,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 10, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 14, 2006, Advanced ID issued a total of 300,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 300,000 shares of common stock, Advanced ID issued warrants to acquire 300,000 shares of common stock at $0.30 per share for a period of three years

On February 20, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On February 20, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $3,000. In connection with the sale of the 20,000 shares of common stock, Advanced ID issued warrants to acquire 20,000 shares of common stock at $0.30 per share for a period of three years

On February 22, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 2, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 6, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 9, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of three years

On March 23, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of three years

On March 30, 2006, Advanced ID issued a total of 84,998 shares of Common Stock to one investor for cash proceeds totaling $12,750. In connection with the sale of the 84,998 shares of common stock, Advanced ID issued warrants to acquire 84,998 shares of common stock at $0.30 per share for a period of three years.

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

On December 29, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $6,000. In connection with the exercising of all warrants acquired in 2005. The exercise period of warrants when issued was three years.

On December 29, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $6,000. In connection with the exercising a portion of warrants acquired in 2005. The exercise period of warrants when issued was three years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $30,000. In connection with the exercising a portion of warrants acquired in 2005. The exercise period of warrants when issued was three years.

On December 29, 2006, Advanced ID issued a total of 125,000 shares of Common Stock to one investor for cash proceeds totaling $25,000. In connection with the sale of the 125,000 shares of common stock, Advanced ID issued warrants to acquire 125,000 shares of common stock at $0.30 per share for a period of two years

On December 29, 2006, Advanced ID issued a total of 200,000 shares of Common Stock to one investor for cash proceeds totaling $40,000. In connection with the sale of the 200,000 shares of common stock, Advanced ID issued warrants to acquire 200,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $20,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $20,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $20,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $20,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 75,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 75,000 shares of common stock, Advanced ID issued warrants to acquire 75,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 83,334 shares of Common Stock to one investor for cash proceeds totaling $12,500.10. In connection with the sale of the 83,334 shares of common stock, Advanced ID issued warrants to acquire 83,334 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 50,000 shares of Common Stock to one investor for cash proceeds totaling $10,000. In connection with the sale of the 50,000 shares of common stock, Advanced ID issued warrants to acquire 50,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 50,000 shares of Common Stock to one investor for cash proceeds totaling $10,000. In connection with the sale of the 50,000 shares of common stock, Advanced ID issued warrants to acquire 50,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 50,000 shares of Common Stock to one investor for cash proceeds totaling $10,000. In connection with the sale of the 50,000 shares of common stock, Advanced ID issued warrants to acquire 50,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 60,000 shares of Common Stock to one investor for cash proceeds totaling $12,000. In connection with the sale of the 60,000 shares of common stock, Advanced ID issued warrants to acquire 60,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 25,000 shares of Common Stock to one investor for cash proceeds totaling $5,000. In connection with the sale of the 25,000 shares of common stock, Advanced ID issued warrants to acquire 25,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 25,000 shares of Common Stock to one investor for cash proceeds totaling $5,000. In connection with the sale of the 25,000 shares of common stock, Advanced ID issued warrants to acquire 25,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 41,250 shares of Common Stock to four investors for cash proceeds totaling $8,250. In connection with the sale of the 41,250 shares of common stock, Advanced ID issued warrants to acquire 41,250 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to one investor for cash proceeds totaling $3,000. In connection with the sale of the 20,000 shares of common stock, Advanced ID issued warrants to acquire 20,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 100,000 shares of Common Stock to one investor for cash proceeds totaling $15,000. In connection with the sale of the 100,000 shares of common stock, Advanced ID issued warrants to acquire 100,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 60,000 shares of Common Stock to one investor for cash proceeds totaling $12,000. In connection with the sale of the 60,000 shares of common stock, Advanced ID issued warrants to acquire 60,000 shares of common stock at $0.30 per share for a period of two years.

On December 29, 2006, Advanced ID issued a total of 20,000 shares of Common Stock to three investors for cash proceeds totaling $3,000. In connection with the sale of the 20,000 shares of common stock, Advanced ID issued warrants to acquire 20,000 shares of common stock at $0.30 per share for a period of two years. The number of shares shown on the certificate was in error and corrected in fiscal 2007.

Except as noted, all of the securities issued in 2006 were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Fiscal Years Ended December 31, 2006 and December 31, 2005.

The net loss of $2,211,303 for the year ended December 31, 2006 was larger by $1,161,098 versus last year due to higher operating and sales expenses, accrued non cash compensation to directors and a decrease in year to year revenue of 13.5%. The specific details of these changes are discussed below.

Revenues

Revenues of $889,089 during the year ended December 31, 2006 decreased by $138,634 or 13.5% from last year. The decrease in revenues for the year ended December 31, 2006 was a result of reduced RFID tag sales to Goodyear Tire and Rubber Company (due to price decreases, not volume decreases) and a significant decrease in chip sales to the companion animal sector. Increasingly strong competition in our companion animal business segment resulted in the sales decline. Pethealth Inc., a provider of insurance and integrated health related information services to the North American companion animal market, entered the market as a reseller of Allflex's RFID microchips and readers.

Pethealth has used the sale of microchips to the companion animal industry to secure additional clients in which to sell its pet insurance.

On November 1, 2006, National Companion Animal Coalition's approval was received for our ISO companion animal microchips. Although FECAVA microchips are being phased out for companion animals by the NCAC in Canada, we continue to sell them for use in non-companion animals and to veterinarians who continue to prefer FECAVA to ISO microchips. We are also actively promoting the ISO microchip throughout Canada and Asia as well. Of the total revenues earned of $889,089 for the year ended December 31, 2006, $679,793 or 76.5% were from our companion animal/biological sciences division in Canada and $209,296 or 23.5% were from our ultra high frequency (UHF) division with sales throughout the world.

With the continued acceptance by owners to microchip their pets, increased activity by the biological science community and government agencies for the tracking of non-domestic species and increased frequency by various municipal animal control agencies to set policy and by-laws for the permanent tagging of pets in their respective communities, we believe that the market will incrementally increase for several years. The actions by government and industry officials to implement identification and trace back systems in the livestock industry to minimize or eliminate the spread of diseases and ensure food safety will continue to elevate our market presence and translate into higher revenues for future reporting periods as well. However, there are increasing signs of municipalities in Canada taking a close look at animal cruelty issues regarding micro chipping. Also, the market price for the ISO chip is significantly lower than the FECAVA chip price of 2005.

Cost of Revenues

Cost of Revenues of $539,655 for the year ended December 31, 2006 decreased by $42,516 or 7.3% over the previous year. The decrease in Cost of Revenues is attributed to a lower volume of products sold during the current year ended December 31, 2006. It is noted that revenues decreased by 13.5% and cost of sales decreased by 7.3%.

Research and Development

Research and development expenses of $73,091 for the year ended December 31, 2006 decreased by $163,354 or 69% over last year's comparable period. This decrease is due to the fact that the engineering development of the UHF livestock product development is complete and the ongoing reader development is significantly complete. Additionally, much of the business development team in Chiang Mai, Thailand, formerly focused on research and development activities, are now responsible for sales and marketing activities in Asia and UHF RFID reader development and sales throughout the world.

Selling, General and Administrative

For the year ended December 31, 2006, selling, general and administrative expenses of $2,467,705 were higher by $1,238,167 or 100.7% over last year partially because of increased consulting fees of $172,480 as well as public relations contract of $96,439. Professional fees related to legal and audit services increased by $32,463, director's costs fees increased by $29,150; board meeting costs increased by $48,317 and press release costs increased by $4,945.

Minority Share of Net Income

On July 1, 2005, Advanced ID acquired a 60% interest in AFG Asia Engineering Co. Ltd. The minority of net income of $13,943 represents an adjustment to deduct the 40% non-owned interest in AFG Asia Engineering.

Interest Expense

During the year ended December 31, 2006, interest expense of $8,932 was lower by $8,981 or 50.1% over last year. Of the total of $8,932 in interest expense during 2006, $6,527 is attributed to non-cash interest related a note payable owing to a past director.

Liquidity and Capital Resources

As at December 31, 2006, we had cash and cash equivalents of $266,787.

During the year ended December 31, 2006, net cash used in operating activities of $736,803 was higher by $119,761 or 19.4% as compared to the year ended December 31, 2005. Cash used by operating activities during 2005 resulted primarily from a smaller net loss during the reporting period and an overall decrease in research and development expenses.

During the year ended December 31, 2006, net cash provided by investing activities of $16,175 was lower by $26,872 or 251.2% over the prior year ended December 31, 2005. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the year ended December 31, 2006, net cash provided by financing activities of $826,653 was higher by $593,269 or 254.2% as compared to the previous year ended December 31, 2005. During 2006, cash was provided through private subscription agreements from investors for $577,000.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next three to four months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next seven to ten months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $50,000 to $60,000 per month. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities. On May 12, 2005, the SEC declared our Form SB-2 registration statement effective whereby we registered common shares and warrants for the purpose of raising capital. No firm commitment arrangements were entered into for future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.


ITEM 7. FINANCIAL STATEMENTS.

The response to this item is being submitted as a separate section of this report beginning on page 43.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between Advanced ID and our accountants as to matters which require disclosure.


ITEM 8A.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that material information relating to Advanced ID Corporation, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within Advanced ID and its consolidated subsidiaries, particularly during the period when this report was being prepared.

There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

None

PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

NAME AND ADDRESS            AGE          POSITIONS HELD           SINCE
Dan Finch                   64       President & CEO, Director   September 2005
Sudeep Bhargava             50       Director of Operations      January 2007
Seymour Kazimirski,
  Honolulu, Hawaii          60       Interim CFO/Director        October 2002
                                       Chairman
Hubert Meier, Kowloon,
  Hong Kong                 60       Director                    February 2003
Terry Fields,
  Honolulu, Hawaii          64       Director                    July 2005

Business Experience of Officers, Directors and Significant Employees

Dan Finch - President and CEO, has 20 years of executive level management experience in wireless HSIA and VoIP phone technology, high-speed internet infrastructure and financial services for small pre IPO high tech companies. Dan Finch led a division of DSC that designed and manufactured all the cell switches for Motorola, under the Motorola brand. While serving at C-COR/COMLUX he was responsible for the turnaround of this subsidiary, and realized three-fold growth. Dan Finch's educational background includes an MBA, Finance and Economics from University of Chicago, a BS in Physics from the Indiana Institute of Technology and certification in Technical Management from the University of California, Berkeley.

Sudeep Bhargava - Director of Operations, has over 27 years of management experience in hospitality industry and in non-profit sector, and lately in the pet industry at the Calgary Humane Society as the General Manager of Finance & Operations for over eight years. Sudeep Bhargava has a Bachelor of Commerce degree from Agra University, Agra, India in 1977. Later in 1994, he earned the accounting designation of Certified Management Accountant (CMA) in Regina, Saskatchewan, Canada. Currently, Sudeep

Bhargava is a member of CMA Alberta, a professional association for management accountants. He has for many years contributed numerous hours of his time to many volunteer organizations in Regina and Calgary and continues to do so in Calgary.

Seymour Kazimirski - Director, Chairman and Interim CFO. In 1995, Mr. Kazimirski established Hawaii Pet Care Alliance which is involved in radio frequency identification for companion animals, and where he continues to serve as President. From 1995 to 1998, Mr. Kazimirski consulted to AVID Inc., a manufacturer of radio frequency identification microchips and readers. In 1993, Mr. Kazimirski established Global Consulting which houses his consulting operations that specializes in finance, administration and marketing. In 1980, Mr. Kazimirski established Florexotica International Inc., an import/export business acquiring products from Asia and Europe, and resold to U.S. military and major retail stores.

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

Terry Fields - Director. Mr. Fields practiced law in California for over thirty-three years, initially in litigation, but ultimately concentrating in corporate and business law. Fields has been a director of twelve public corporations over the last twenty years and President of six of those, equally distributed between the U.S. and Canada. Fields has extensive business experience, especially with public corporations and their securities, as well as mergers and acquisitions. Fields has strong ties with the financial communities, both domestic and international, having lived in Europe for five years. At present, Fields is President and Director of Sunburst Acquisitions IV (SBAQ), Bishop Resources Inc. (BIS) and Visual Statement Inc., a private Canadian corporation.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Section 16(a) Beneficial Ownership Reporting Compliance

To Advanced ID's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of Advanced ID, other than Dan Finch, Hubert Meier and Terry Fields, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

Advanced ID shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of Nevada, or served any other enterprise as director, officer or employee at the request of Advanced ID. The board of directors, in its discretion, shall have the power on behalf of Advanced ID to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of Advanced ID.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of Advanced ID, Advanced ID has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Advanced ID of expenses incurred or paid by a director, officer or controlling person of Advanced ID in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, Advanced ID will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING ADVANCED ID FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

On September 15, 2005, Advanced ID entered into an employment agreement with Dan Finch, as Advanced ID's CEO and President for an annual salary of $94,200. In addition to his salary, Mr. Finch will receive a one-time payment of $5,000 for moving expenses and has an opportunity of earning up to 1,000,000 options when pre-determined increases in revenues are attained.

                                                                    Long Term Compensation
                       Annual Compensation                            Awards               Payouts
 (a)                    (b)     (c)            (d)      (e)      (f)     (g)      (h)            (i)
                                                       Other                                    All
Name                                                   Annual Restricted         LTIP           Other
and                                                    Compen-   Stock  Options/ Pay-          Compen-
Principal                       Salary        Bonus    sation    Awards  SARs    Outs          sation
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Dan Finch
Chief Executive Officer  2006     $103,620      -         -         -      -      -               -
                         2005     $94,200       -         -         -      -      -               -
                         2004      n/a          -         -         -      -      -               -

Sudeep
 Operations Director     2006      n/a          -         -         -      -      -               -
                         2005      n/a          -         -         -      -      -               -
                         2004      n/a          -         -         -      -      -               -

We do not have any standard arrangements by which directors are compensated for any services provided as a director. On April 26, 2006, we issued 1,000,000 options to five directors and 10,000 restricted common shares to each director in lieu of a cash payment. Also on July 21, 2005 we issued 1,000,000 options to five directors, also on July 21, 2005 20,000 common shares were issued to one director and 10,000 common shares were issued to six other directors. April 22, 2004, we issued a total of 1,150,000 options to five directors. Also, on April 22, 2004, we issued 10,000 restricted common shares to each director in lieu of a cash payment. No cash has been paid to the directors in their capacity as such.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2007, the number and percentage of outstanding shares of Advanced ID common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

(i) Persons Beneficially Owning More Than 5% of Outstanding Common Stock

Title of Class    Name of Beneficial Owner        Common Stock     Percentage of
                                              Beneficially Owned   Class Owned
Class A Common        Seymour Kazimirski           3,022,352         5.7%
Class A Common       Heritage Ventures Ltd.       11,413,886        21.6%

Heritage Ventures Ltd. is a widely held public company that was de-listed from trading on the Alberta Stock Exchange, predecessor to the TSX Venture Exchange, effective May 7, 1999. The largest shareholder that we are aware of controls approximately 5.3% of the outstanding shares in Heritage Ventures.

(ii) Directors of Advanced ID

Title of Class    Name of Beneficial Owner         Common Stock     Percentage of
                                                Beneficially Owned   Class Owned
Class A Common    Seymour Kazimirski               3,022,352          5.7%
Class A Common    Hubert Meier                       800,000         1.52%
Class A Common    Terry Fields                       180,712         0.34%
Class A Common    Dan Finch                           20,000         <1.0%

(iii) Officers and Significant Employees of Advanced ID

Title of Class    Name of Beneficial Owner        Common Stock     Percentage of
                                              Beneficially Owned   Class Owned
Class A Common     Dan Finch                          20,000          <1.0%
Class A Common     Sudeep Bhargava                         0           0.0%

(iv) Directors and Officers of Advanced ID as a Group

Title of Class    Name of Beneficial Owner        Common Stock     Percentage of
                                              Beneficially Owned   Class Owned
Class A Common     Directors/Officers             4,148,921           7.9%

Based upon 52,538,914 issued and outstanding as of March 31, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

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

Seymour Kazimirski
------------------
In addition to being a director of Advanced ID, Mr. Kazimirski also provides consulting services to Advanced ID for the purpose of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term which began January 3, 2003. For fiscal 2006, Mr. Kazimirski was paid $105,315 in consulting fees. For fiscal 2005, Mr. Kazimirski was paid consulting fees totaling $79,643.

Hubert Meier
------------
In addition to being a director of Advanced ID, Mr. Meier also provides consulting services to Advanced ID for the purpose of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. Mr. Meier receives $175 per hour for his services. For fiscal 2006, Mr. Meier was paid $31,712 in consulting fees. For fiscal 2005, Mr. Meier was paid consulting fees totaling $4,725.

David Goldenberg
----------------
Mr. Goldenberg is a past director of Advanced ID. Mr. Goldenberg provides consulting services to Advanced ID for the purpose of corporate reporting and is the Interim CFO and Secretary. Mr. Goldenberg receives $175 per hour for his services. For fiscal 2006, Mr. Goldenberg was paid $3,238 in consulting fees. For fiscal 2005, Mr. Goldenberg was paid consulting fees totaling $4,466.

Terry Fields
------------
Mr. Fields is a director of Advanced ID. Mr. Fields also provides consulting services to Advanced ID in the area of investor relations and public relations. Mr. Fields receives $175 per hour for his services. For fiscal 2006, Mr. Fields was paid $21,000 in consulting fees. For fiscal 2005, Mr. Fields was paid consulting fees totaling $36,200.

Director Independence.

Advanced ID's board of directors consists of Dan Finch, Seymour Kazimirski, Hubert Meier and Terry Fields. Dan Finch and Seymour Kazimirski are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS.

Exhibits

(5)  Articles of Incorporation, By-Laws and Stock Option Plan.
       (i)   Articles of Incorporation(1)
      (ii)   By-Laws(1)
     (iii)   Stock Option and Incentive Plan revised December 16,
               2004(8)
      (iv)   Change in Directors filed July 27, 2005(8)
       (v)   Resignation of Chief Financial Officer files August 18,
               2005(8)

(12)   Material Contracts.
       (i)   Employment Agreement with Sudeep Bhargava dated December
               26, 2006(10)
      (ii)   Employment Agreement with Barry Bennett dated November 15,
               2005(8)
     (iii)   Employment Agreement with Dan Finch dated September 15,
               2005(8)
      (iv) Agreement and Plan of Merger between AIDO Acquisition, Inc., Advanced ID and Universal Pet Care, Inc.(4)
       (v)   Authorized Distributor Agreement with Trace Australia Pty
               Ltd.(5)
      (vi) Consultant Agreement with Hubert Meier Consultancy Co. dated May 21, 2002.(5)
     (vii) Convertible Debenture Purchase Agreement between Universal Pet Care, Inc. and HEM Mutual Assurance LLC.(4)
    (viii)   $995,500 1% Convertible Debenture due January 20, 2009,
               originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004.(4)

      (ix) $4,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004.(4)
       (x) Strategic Partnership Agreement with Applied Wireless Identifications Group, Inc.(6)
      (xi)   Strategic Partnership Agreement with KSW Microtec AG.(6)
     (xii)   Strategic Partnership Agreement with Guide-Trend Co.,
               Ltd.(6)
    (xiii)   Consulting Agreement with Gottfried Auer dated April 15,
               2003.(7)

(11)  Statement of Computation of Per Share Earnings.(2)

      This Computation appears in the Financial Statements.

(21)  Subsidiaries of the Registrant.

        (i) AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.
       (ii) Universal Pet Care, Inc., a Hawaii private company incorporated on August 25, 1994 is wholly owned by the registrant.

(31)  CEO and CFO Certifications. 2

(32)  CEO and CFO Certifications Pursuant to Sarbanes-Oxley Act.(2)

(1)  Filed previously on Form 10-KSB dated April 28, 1999.
(2)  Filed herewith.
(3)  Filed previously on Form 10-QSB dated May 13, 2004.
(4)  Filed previously on Form 8-K dated February 10, 2004.
(5)  Filed previously on Form SB-2/Amendment 1 dated September 14,
       2004.
(6)  Filed previously on Form SB-2/Amendment 2 dated December 1, 2004.
(7)  Filed previously on Form SB-2/Amendment 3 dated January 24, 2005.
(8)  Filed previously on Form 10-QSB dated November 11, 2005
(9)  Filed previously on Form 10-KSB dated March, 2004
(10) Filed previously on Form 10-KSB dated March, 2006


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $41,470 and $26,525 from our principal accountant for the 2006 and 2005 fiscal years respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees.   We incurred aggregate tax fees and expenses of $511 and $1,200 from our accountant for the 2006 and 2005 fiscal years respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 and 2005 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using LLB & Associates Ltd., LLP solely for audit and audit-related services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced ID Corporation
(Registrant)

By: /s/ Dan Finch                         Dated: April 17, 2007
    ----------------
    Dan Finch
Chief Executive Officer and President
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/ Seymour Kazimirski                Dated: April 17, 2007
Interim Chief Financial Officier
(As a duly authorized officer on behalf of the Registrant and as Interim Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Seymour Kazimirski              By:  /s/Terry Fields
     ----------------------                   ---------------------
    Seymour Kazimirski, Director              Terry Fields, Director
    April 17, 2007                            April 17, 2007

By: /s/ Dan Finch                        By:  /s/Hubert Meier
    -------------                             ---------------------
    Dan Finch, Director                       Hubert Meier
    April 17, 2007                            April 17, 2007









-


'

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
  Advanced ID Corporation
  Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Advanced ID Corporation (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced ID Corporation as of December 31, 2006 and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates, Ltd., LLP
Houston, Texas

April 6, 2007

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006


ASSETS
CURRENT ASSETS:
  Cash                                                     $  266,787
  Trade accounts receivable, net of allowance for
    doubtful accounts of $4,896                               110,883
  Inventory                                                    44,386
  Prepaid expenses                                             34,399
                                                           ----------
      Total current assets                                    456,455

   Property and equipment, net                                143,960
   Goodwill                                                    55,486
                                                           ----------
      Total other assets                                      199,446
                                                           ----------
      Total assets                                         $  655,901
                                                           ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  112,959
  Accounts payable - related parties                          166,092
  Current portion of loan payable - related party               6,641
  Accrued liabilities                                          90,417
                                                           ----------
      Total current liabilities                               376,109

  Loans payable - related parties, net of
    Current portion                                             7,747
                                                           ----------
      Total liabilities                                       383,856
                                                           ----------
MINORITY INTEREST IN AFG ASIA ENGINEERING                      38,723
                                                           ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized; none issued                                         -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 52,219,914 shares outstanding                 522,199
  Additional paid-in capital                                6,000,805
  Subscriptions receivable                                    (22,000)
  Accumulated deficit                                      (6,284,159)

  Accumulated other comprehensive income                       16,477
                                                           ----------
      Total stockholders' equity                              233,322
                                                           ----------
      Total liabilities and stockholders' equity           $  655,901
                                                           ==========

See accompanying summary of accounting policies and notes to financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005


                                               2006          2005
                                            ----------    ----------
REVENUES                                  $   889,089    $1,027,723
COST OF REVENUES                              539,655       582,171
                                          -----------    ----------
  Gross profit                                349,434       445,552

RESEARCH AND DEVELOPMENT EXPENSE               73,091       236,445
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE 2,467,705     1,229,538
                                          -----------     ---------
	  Loss from operations                     (2,191,362)   (1,020,431)
                                          -----------   -----------
OTHER INCOME (EXPENSE):
	  Interest income                                 496             -
  Other income                                  2,438           910
	  Interest expense                             (8,932)      (17,913)
                                          -----------   -----------
      Total other income (expenses)            (5,998)      (17,003)
                                          -----------   -----------
Loss before minority interest              (2,197,360)   (1,037,434)

  Minority interest                           (13,943)      (12,771)
                                          -----------   -----------
Net Loss                                  $(2,211,303)  $(1,050,205)
                                          ===========   ===========
Comprehensive Loss:
  Foreign currency translation                    560        (9,537)
                                          -----------   -----------
Comprehensive Loss                        $(2,210,743)  $(1,059,742)
                                          ===========   ===========

	  Basic and diluted loss per share             $(0.05)       $(0.02)
                                          ===========   ===========
	  Basic and diluted weighted average
    Shares outstanding                     48,981,027    43,248,255
                                          ===========   ===========

See accompanying summary of accounting policies and notes to financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	                                                    Additional
                                    Common Stock     Paid -in    Subscription
                                  Shares    Amounts   Capital     Received
                                  ----------------  ----------   -----------
BALANCE, December 31, 2004     42,155,341  $421,553  $3,113,563    $       -

Comprehensive loss:
  Net loss                              -         -           -            -
  Foreign currency                      -         -           -            -
     Total comprehensive loss

Stock issued for services         540,000     5,400     114,300            -
Stock issued for cash           1,595,002    15,950     223,300            -
Stock issued on acquisition       350,000     3,500      70,000            -
Stock issued for compensation     730,000     7,300     146,000            -
                               ----------   -------   ---------      -------
BALANCE, December 31, 2005     45,370,343   453,703   3,667,163            -

Comprehensive loss:
  Net loss                              -         -           -            -
  Foreign currency                      -         -           -            -
      Total comprehensive loss

Stock issued for services       1,319,485    13,195     429,668            -
Stock issued for cash           3,513,594    35,136     563,864      (22,000)
Stock issued on purchase of
  assets                          500,000     5,000     145,000            -
Stock issued on conversion of
  debt                            263,158     2,632      83,368            -
Exercise of options and
  warrants                      1,253,334    12,533     257,467            -
Compensation expense on
  issuance of options                   -         -     854,275            -
                               ----------  --------  ----------     --------
BALANCE, December 31, 2006     52,219,914  $522,199  $6,000,805     $(22,000)
                               ==========  ========  ==========     ========

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005
(Continued)

                                         Accumulated
                                            Other                       Total
                                        Comprehensive    Accumulated  Stockholders'
	                                            Income         Deficit       Equity
                                        -------------    -----------  -------------
BALANCE, December 31, 2004                   25,454      (3,022,651)      537,919

Comprehensive loss:
  Net loss                                        -      (1,050,205)   (1,050,205)
  Foreign currency                           (9,537)              -        (9,537)
                                                                      -----------
      Total comprehensive loss                                         (1,059,742)
                                                                      -----------
Stock issued for services                         -               -       119,700
Stock issued for cash                             -               -       239,250
Stock issued on acquisition                       -               -        73,500
Stock issued for compensation                     -               -       153,300
                                            -------      ----------    ----------
BALANCE, December 31, 2005                   15,917      (4,072,856)       63,927

Comprehensive loss:
  Net loss                                        -      (2,211,303)   (2,211,303)
  Foreign currency                              560               -           560
                                                                        ---------
      Total comprehensive loss                                         (2,210,743)
                                                                        ---------
Stock issued for services                         -               -       442,863
Stock issued for cash                             -               -       577,000
Stock issued on purchase of assets                -               -       150,000
Stock issued on conversion of debt                -               -        86,000
Exercise of options and warrants                  -               -       270,000
Compensation expense on issuance of
  options                                         -               -       854,275
                                          ---------     -----------     ---------
BALANCE, December 31, 2006                 $ 16,477     $(6,284,159)    $ 233,322
                                          =========     ===========     =========

See accompanying summary of accounting policies and notes to financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                 2006          2005
                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(2,211,303)  $(1,050,205)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                 76,542        14,672
    Common stock issued for services             442,863       119,700
    Stock option expense                         854,275             -
    Non-cash compensation                              -       153,300
    Non-cash interest                                  -        12,552
    Minority interest                             13,943        12,771
  Change in assets and liabilities:
    Trade accounts receivable                     12,974       (64,818)
    Inventory                                     (2,244)       39,584
    Prepaid expenses                             (28,432)        4,538
    Accounts payable                              (9,308)       61,811
    Accounts payable - related parties            41,214       119,304
    Accrued liabilities                           72,673       (40,251)
                                              ----------    ----------
Net cash used in operating activities           (736,803)     (617,042)
                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in AFG Asia Engineering Co., Ltd.         -        18,343
  Purchase of fixed assets                       (16,175)       (7,646)
                                              ----------    ----------
Net cash provided (used) by investing activities (16,175)       10,697
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                    577,000       239,250
  Proceeds from options and warrants exercised   270,000             -
  Principal payments on
    loans payable - related parties              (20,347)       (5,866)
  Principal payments on notes payable                  -             -
                                              ----------    ----------
Net cash provided by financing activities        826,654       233,384
                                              ----------    ----------

Foreign currency translation effect               (5,703)       (4,709)
                                              ----------    ----------

NET INCREASE (DECREASE) IN CASH                   67,973      (377,670)
CASH AND CASH EQUIVALENTS, beginning of year     198,814       576,484
                                              ----------    ----------
CASH AND CASH EQUIVALENTS, end of year        $  266,787    $  198,814
                                              ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                           $      -      $      -
  Payment of taxes                              $      -      $      -

NON CASH FINANCING ACTIVITIES:
  Acquisition of AFG Asia Engineering
    for stock, net of cash received             $      -      $ 55,157
  Common stock issued for subscription
    receivable                                  $ 22,000      $      -
  Common stock issued for debt                  $ 86,000      $      -
  Common stock issued for assets                $150,000      $      -

See accompanying summary of accounting policies and notes to financial statements

   ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
Advanced ID Corporation ("Advanced ID" or the "Company") was originally incorporated in South Dakota on August 13, 1990. Advanced ID is in the business of marketing Radio Frequency Identification ("RFID") products for the purpose of identification and trace back of animals in the companion animal, biological sciences and agricultural sectors. Advanced ID is the Canadian re-seller of products manufactured by Avid Marketing Inc. In 2004, Advanced ID began commercializing its proprietary ultra high frequency DataTRAC(tm) tags, readers, and trace back management solutions to minimize or eliminate the spread of disease, and the resulting impact of biosecurity and food safety issues
related to the livestock industry.   During 2005, the Company commenced
selling Ultra High Frequency identification tags to a tire company.
The sales of RFID tire tags to Goodyear helped the Company focus on supply chain RFID as an additional line of business. By the end of 2006 the Company had initial sales of tire tags, tire patches and UHF RFID readers associated with the tire management industry to ten companies in six countries. Additionally, the Company is enjoying a higher level of interest and sales in the general supply chain business in Asia. Lastly, the Company's universal RFID reader product line will be released early next year.


   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of Advanced ID Corporation, its wholly-owned subsidiaries Avid Canada Corporation, Universal Pet Care, Inc. ("UPC") and a sixty percent owned subsidiary Advanced ID Asia Engineering Co. Ltd. ("AFG"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Concentration of Risk
---------------------
The Company places its cash and temporary cash investments with established financial institutions. At various times during the year, the Company maintained cash balances in excess of insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks. No losses have been incurred by the Company related to this risk.

Foreign Currency Translation
----------------------------

Since Advanced ID is located in Canada, the Canadian dollar has been designated as the functional currency. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2006. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' equity.

Revenue Recognition
-------------------

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

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Cash and Cash Equivalents
-------------------------

For the purposes of presenting cash flows, Advanced ID considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

The Company provides an allowance against accounts receivables for estimated losses that may result from our customers inability to pay. The allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and changes in customer's cycles and customer's credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged and written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews our customer's credit worthiness periodically based on independent credit reporting services, the Company's experience with the customer and the economic condition of the customer's industry. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgements or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

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

Goodwill
--------

The Company accounts for goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No, 142, "Goodwill and Other
Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized but are subject to annual impairment tests.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares issuable upon the exercise of options, warrants, and the conversion of debt for the years ended December 31, 2006 and 2005, were 61,493,664 and 51,067,845, respectively.

Stock Options
-------------

The Company uses the fair value accounting method as provided under SFAS No. 123. The fair value of each option granted is estimated on
the date of grant using the Black-Scholes option-pricing model.   The
following weighted average assumptions were used in the calculation of the 2006 compensation expense: dividend yield $0, expected volatility of 157.5%, risk-free interest rate of 5.8%, and expected lives of 5 years.

During 2005, the Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were developed for use in valuing stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

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

                                                Year Ended
                                                December 31,
                                                    2005
                                               -------------

Net loss, as reported                         $ (1,050,205)
Deduct: Total stock-based employee
  compensation expense determined under
  the fair value based method for all awards      (745,736)
                                              ------------
Pro forma net loss                            $ (1,795,941)
Pro forma net loss per share:
Basic and diluted - as reported                    $ (0.02)
Basic and diluted - pro forma                      $ (0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 4.0%, and expected lives of 10 years.

Reclassifications
-----------------

Certain 2005 amounts have been reclassified to conform to 2006 presentation.

Recent Accounting Pronouncements
--------------------------------
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company's financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.


NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred losses for the years ended December 31, 2006 and 2005 of $2,211,303 and $1,050,205, respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

Advanced ID intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that Advanced ID will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Advanced ID's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Advanced ID will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Advanced ID.

These conditions raise substantial doubt about Advanced ID's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Advanced ID be unable to continue as a going concern.


NOTE 4 - ACQUISITION OF AFG ASIA ENGINEERING

On July 1, 2005, Advanced ID acquired a 60% interest in AFG, located in Chiang Mai, Thailand, for 350,000 shares of Advanced ID common stock. AFG is a leader in the design and development of ultra high frequency
(UHF) radio frequency identification technology. The results of operations of AFG have been included in these financial statements from the date of acquisition. This acquisition has been valued at $73,500 based on the Company's closing share price of $0.21 on July 1, 2005.

The fair value of net assets acquired:

  Cash                                          $   18,343
  Non-cash working capita                            3,779
  Fixed assets                                      29,190
  Loan from related parties                        (21,289)
  Minority interest                                (12,009)
                                                ----------
  Fair value of net assets acquired                 18,014
  Purchase price                                    73,500
                                                ----------
  Goodwill                                      $   55,486
                                                ==========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             2006
                                                          ----------

  Equipment and furniture                                $  25,616
  Computer hardware and research and
    development equipment                                   41,448
  Vehicles                                                  24,311
  Building                                                   9,823
  Computer software                                        150,401
                                                         ---------
    Total assets                                           251,599
  Less accumulated depreciation                           (107,639)
                                                         ---------
    Net book value                                       $ 143,960
                                                         =========

Depreciation expense for 2006 was $76,542 (2005 - $14,672).


NOTE 6 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately $4,385,000 at December 31, 2006, and will expire in various years through 2015. Advanced ID recorded an increase (decrease) in the valuation allowance of $340,000 and $(6,000) for the years ended December 31, 2005 and 2004, respectively.

Deferred income taxes consist of the following at December 31, 2006:

                                                      2006
                                                   ----------
Long-term:
  Deferred tax assets                             $ 1,300,000
  Valuation allowance                              (1,300,000)
                                                  -----------
                                                  $         -
                                                  ===========

NOTE 7 - COMMON STOCK

During 2006, Advanced ID issued a total of 6,849,571 shares of common stock. Of these, 3,513,594 shares were issued for cash proceeds of $577,000 and a subscription receivable of $22,000; 1,319,485 were issued for services valued at $442,863 shares (including 997,983 shares issued to members of the Board of Directors valued at $363,024); 500,000 shares were issued for purchase of software valued at $150,000; 263,158 shares were issued to a former director for conversion of loans payable and accounts payable for a total of $86,000; 753,334 shares were issued on the exercise of warrants for proceeds of $213,500 and 500,000 shares were issued on the exercise of stock options for total proceeds of $56,500 (including 50,000 shares issued to a member of the Board of Directors for total proceeds of $11,500).

With the exception of the shares issued on the exercise of options and warrants and the shares issued in connection with a private placement to arm's-length parties, the shares were valued based on the closing price on the date they were issued. The shares issued in connection with private placements with arm's-length parties were valued based on negotiated prices.

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

During 2005, Advanced ID issued 460,000 shares and 80,000 of Common Stock for consulting services and director fees, respectively. Advance ID recorded a total non-cash expense of $119,700 (Consulting - $102,900, Director Fees $16,800) related to these shares. The shares were valued based on the closing price on the date they were awarded.

During 2005, Advanced ID issued a total of 1,595,002 shares (200,000 to a Director) of Common Stock for cash proceeds totaling $239,250. In connection with the issuance of these shares, 1,595,002 warrants were issued with a fair value of $140,031.


NOTE 8 - STOCK OPTIONS AND WARRANTS

Options:

During 2006, Advance ID's Board of Directors approved the issuance of options to acquire 1,600,000 shares of common stock at $0.50 per share to consultants and Board members. The Company recorded a non-cash accounting charge of $854,275 for these options, which approximated the fair value of such share based compensation as outlined in the provisions of SFAS 123R.

During 2005, Advance ID's Board of Directors approved the issuance of options to acquire 1,100,000 shares of common stock at $0.23 per share to consultants and Board members. The Board also approved the acceleration of the vesting of all options. As a result, 1,280,000 previously issued options became vested effective April 20, 2005. No accounting charges were made for the issuance of these options nor for the change in vesting dates.

The following table summarizes stock option activity:

Outstanding, January 1, 2006                                2,730,000
  Granted                                                   1,600,000
  Exercised                                                  (500,000)
  Cancelled                                                  (150,000)
                                                           ----------
  Outstanding, December 31, 2006                            3,680,000
                                                           ==========
  Exercisable at December 31, 2006                          3,680,000
                                                           ==========
  Weighted-average grant-date fair value of
    options, granted during the year                           $ 0.43
                                                               ======
  Weighted-average remaining, years of contractual life          6.38
                                                               ======

Warrants:

In connection with the private placements in 2006, warrants to acquire an additional 3,439,582 shares of common stock were issued. These warrants are exercisable at $0.25 or $0.30 per common stock and expire either 2 or 3 years from issuance. These warrants were issued with a fair value of $611,286.

In connection with private placements in 2005, warrants to acquire an additional 1,595,002 shares of common stock were issued. These warrants are exercisable at $0.30 per common stock and expire three years from issuance.

As of December 31, 2006, the Company had 5,453,750 warrants outstanding of which 22,500 expire in 2007, 2,846,252 expire in 2008 and 2,584,998 expire in 2009.

NOTE 9 - RELATED PARTY TRANSACTIONS

On April 28, 2003, Advanced ID signed a convertible debenture agreement with Mr. Li, a former Director. The lender provided a loan for $100,000, with $50,000 received upon execution and the balance to be received upon satisfaction of specific conditions. At December 31, 2005, Advanced ID had received $50,000 under the agreement. During 2006, this note was converted into common stock at $0.25 per share, as per the original note agreement.

In connection with this note, Advanced ID also issued third party warrants to acquire 250,000 shares of Advanced ID common stock at $0.25 per share. During 2006, these warrants were exercised resulting in the issuance of 250,000 shares of common stock.

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During 2006 and 2005, consulting fees totaled $105,315 and $79,643 for his services, respectively.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expires in three years or May 21, 2005. The contract was not renewed however Mr. Meier continues to provide services based on his hourly rate. During 2006 and 2005 consulting fees totaled $31,712 and $4,725 for his services, respectively.

In addition to being a director of Advanced ID, Mr. Goldenberg provides consulting services to Advanced ID for the purpose of Corporate reporting and is the Interim CFO and Secretary. During 2006 and 2005 consulting fees totaled $3,238 and $4,466 for his services, respectively. Further, in 2006, rental payments on leased property of $9,282 were made to Mr. Goldenberg.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. His contract began on May 21, 2002 and expires in three years or May 21, 2005. The contract was not renewed however Mr. Fields continues to provide services based on his hourly rate. During 2006 and 2005 consulting fees totaled $21,000 and $36,200 for his services, respectively.

As part of the acquisition with AFG Asia on July 1, 2005, $21,289 of loan from a related party were acquired. Interest on the loan is 3.6%. As of December 31, 2006 the balance on the loan is $14,388. $6,641 of the loan is scheduled to be paid back in 2007 with the remaining $7,747 to be paid back over the following three years. The collateral on this loan is a company car that was purchased in 2004 with the proceeds.


NOTE 10 - COMMITMENTS

On September 15, 2005, Advanced ID entered into an employment agreement with Dan Finch to act as the President and Chief Executive Officer. Under the terms of this agreement, Mr. Finch is to receive an annual base salary of $94,200 with a bonus to be determined annually by the Board of Directors.

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

The Company has a number of lease commitments related to office space and equipment. Estimated future minimum lease payments under these leases are as follows:


  2007         19,993
  2008          6,264
  2009          6,264
  2010          4,698
              -------
              $37,219
              =======

Rent expense was $34,500 and $24,000 for the years ended December 31, 2006 and 2005, respectively.

Each director is compensated $1,500 per month resulting in a total estimated directors' compensation of $90,000 per year ($18,000 per director).


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2006 and 2005, amounts due from customers which exceeded 10% of trade accounts receivables amounted to $60,968 from two customers and $106,156 from one customer, respectively.

We have only one customer which accounted for 22% of our total revenues in 2006.

The Company has two vendors which accounted for approximately 23% of total purchases in 2006.


NOTE 12 - SUBSEQUENT EVENTS

On January 1, 2007, the Company entered into an employment agreement with Nadia Selemba to act as Sales Director. Under the terms of this agreement, Ms. Selemba is to receive an annual base salary of $21,000 plus minimum annual commissions of $31,000. In addition, Ms. Selemba is entitled to receive bonuses upon meeting certain sales targets.
On January 15, 2007, Advanced ID entered into an employment agreement with Sudeep Bhargava to act as the Director of Operations. Under the terms of this agreement, Mr. Bhargava is to receive an annual base salary of $73,276 with a bonus to be determined annually by the Board of Directors.

In January 2007, the Company issued 284,000 shares of Common Stock to the former COO as compensation for termination of his employment contract. In addition, the Company issued 35,000 shares of Common Stock to four employees as a performance bonus.







10


1



	See accompanying summary of accounting policies and notes to financial statements.