Form 10QSB
period 2007-03-31
ADVANCED ID CORP
filed 2007-05-16
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-24965


ADVANCED ID CORPORATION
(Exact name of small business issuer as specified in its charter)

         Nevada                                      46-0439668
(State or other jurisdiction                        (IRS Employer
     of incorporation                             Identification No.)
      or organization)

    6143 - 4 Street SE, Suite 14                        T2H 2H9
     Calgary, Alberta Canada
       (Address of principal                          (Postal Code)
         executive office)

(403) 264-6300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, March 31, 2007: Common Stock - 52,888,914

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Consolidated Balance Sheets,
   March 31, 2007(unaudited) and December 31, 2006
Consolidated Statements of Operations and Comprehensive Loss for the Three months ended
   March 31, 2007 and 2006
   (unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)
Notes to consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                             March 31,     December
                                                               2007        31, 2006
                                                            ----------   -----------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                      $  131,127    $  266,787
  Accounts receivable, net of allowance for
    doubtful accounts of $4,896                                161,855       110,883
  Inventory                                                     60,999        44,386
  Prepaid expenses                                              15,323        34,399
                                                            ----------    ----------
      Total current assets                                     369,304       456,455
                                                            ----------    ----------
   Property and equipment, net                                 129,302       143,960
   Goodwill                                                     55,486        55,486
                                                            ----------     ---------
      Total other assets                                       184,788       199,446
                                                            ----------     ---------
      Total assets                                          $  554,092    $  655,901
                                                            ==========    ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  143,594     $  112,959
  Accounts payable - related parties                          225,083        166,092
  Current portion of loan payable - related party               5,557          6,641
  Accrued expenses                                             22,216         90,417
                                                           ----------     ----------
      Total current liabilities                               396,450        376,109

  Loans payable - related parties, net of
    Current portion                                             8,643          7,747
                                                           ----------     ----------
      Total liabilities                                       405,093        383,856
                                                           ----------     ----------
MINORITY INTEREST IN AFG ASIA ENGINEERING                      47,889         38,723
                                                           ----------     ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized; none issued                                         -              -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 52,888,914 and 52,219,914 shares
    issued and outstanding, respectively                      528,889        522,199
  Additional paid-in capital                                6,145,333      6,000,805
  Subscriptions receivable                                    (49,000)       (22,000)
  Accumulated deficit                                      (6,551,800)    (6,284,159)




  Accumulated other comprehensive income                       27,688         16,477
                                                           ----------     ----------
      Total stockholders' equity                              101,110        233,322
                                                           ----------     ----------
      Total liabilities and stockholders' equity           $  554,092     $  655,901
                                                           ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

                                               2007          2006
                                            ----------    ----------
Revenues                                   $  229,939    $  226,236
Cost of revenues                              157,044       113,401
                                           ----------    ----------
  Gross profit                                 72,895       112,835

Research and development expense                6,969        26,930
General, administrative and selling expense   325,079       357,644
                                           ----------    ----------
	  Operating loss                             (259,153)     (271,739)

Other income(expense)                             678        (3,753)
                                           ----------    ----------
Loss before minority interest                (258,475)     (275,492)

Minority interest                              (9,166)       (2,388)
                                           ----------    ----------
Net loss                                   $ (267,641)   $ (277,880)
                                           ==========    ==========
Other comprehensive income:
  Foreign currency translation                 11,211         3,688
                                           ----------    ----------
Comprehensive loss                         $ (256,430)   $ (274,192)
                                           ==========    ==========

	Basic and diluted net loss per share           $(0.01)       $(0.01)
                                           ==========    ==========
	Weighted average shares outstanding        52,635,592    46,009,787
                                           ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 AND 2006
(Unaudited)

                                                 2007          2006
                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (267,641)  $  (277,880)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                  23,349         4,645
    Stock and stock warrants issued
      for services                                     -           150
    Non-cash interest                                  -         3,138
    Minority interest                              9,166         2,388
      Change in assets and liabilities:
        Accounts receivable                      (50,972)       17,943
        Inventory                                (16,613)      (17,622)
        Prepaid expenses                          19,076       (19,345)
        Accounts payable                          30,635       (10,159)
        Accounts payable - related parties        58,991        49,300
        Accrued expenses                           6,017        21,591
                                              ----------    ----------
CASH FLOWS USED IN OPERATION ACTIVITIES         (187,992)     (225,851)
                                              ----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment              (3,567)         (156)
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable - related partly      (188)       (1,528)
  Proceeds from sale of common stock              50,000       285,750
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES              49,812       284,222
                                              ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES                   (6,087)       (2,669)
                                              ----------    ----------

NET INCREASE(DECREASE) IN CASH                  (135,660)       60,884
Cash, beginning of period                        266,787       198,814
                                              ----------    ----------
Cash, end of year                             $  131,127    $  259,698
                                              ==========    ==========
CASH PAID FOR:
  Interest                                    $        -    $        -
  Taxes                                       $        -    $        -

NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Common stock issued for debt                $   74,218    $        -

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
NOTES TO CONSOIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB filed on April 18, 2007, have been omitted.


NOTE 2 - COMMON STOCK

During the three months ended March 31, 2007, Advanced ID issued a total of 669,000 shares of common stock; 250,000 shares of common stock were issued for cash proceeds of $50,000, 100,000 shares of common stock were issued for a subscription receivable of $27,000, and 319,000 shares of common stock were issued as settlement of debt valued at $74,218.

In connection with the shares issued for cash, the Company issued warrants to purchase 350,000 shares of common stock. The warrants have an exercise price of $0.36 per share and expire in three years.


NOTE 3 - SUBSEQUENT EVENTS

On April 10, 2007, Advanced ID issued a total of 100,000 shares of common stock as a result of warrant exercise.

In May 2007, the board of directors ("Board") approved the Company's entry into a letter of intent ("LOI") to acquire all assets of a company for an undisclosed amount to be paid in cash and restricted shares of Advanced ID Corporation. This LOI was approved at the May 6, 2007 board meeting.

In May 2007, the Board authorized the issuance of 60,000 common shares to be registered on Form S-8 with the Securities and Exchange Commission as compensation to be paid July 15, 2007 to January 15, 2008. The board also approved a 10% salary increase for the President and CEO as of September 15, 2007, to be paid in common shares valued at

$1,000 USD each month based on the monthly average share price. These common shares shall also be registered on Form S-8 with the Securities and Exchange Commission.

In May 2007, the Board approved the vesting of the President's remaining 800,000 options that were originally granted as part of his initial employment contract.

In May 2007, the Board approved an option plan to issue each board member 200,000 common shares at $0.40 per common share for a term of five years. The board also approved the repricing of the previously granted options to the current market price of $0.40 each.

In May 2007, the Board authorized options to purchase 50,000 common shares with a term of 5 years to its employee and consultant. These common shares shall be registered under Form S-8 with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006.

The net loss of $(267,641) for the three months ended March 31, 2007 was smaller by $10,239 compared to last year due to extra sales promotions. The specific details of these changes are discussed below.

Revenues

Revenues of $229,939 during the three months ended March 31, 2007 increased slightly from last year. The increase in revenues for the three months ended March 31, 2007 was a result of extra sales promotion efforts in January and February 2007.

We are actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $229,939 for the three months ended March 31, 2007, $155,240 or 67.6% were from our companion animal/biological sciences division in Canada and $74,519 or 33.4% were from our ultra high frequency (UHF) division with sales throughout the world.

Cost of Revenues

Cost of Revenues of $157,044 for the three months ended March 31, 2007 increased by $43,643 or 38.5% over the previous year. The increase in Cost of Revenues is attributed to an increase in the Company's cost to manufacture microchips during the current three months ended March 31, 2007. It is noted that revenues increased by 1.6% and cost of revenues increased by 38.5%.

Research and Development

Research and development expenses of $6,969 for the three months ended March 31, 2007 decreased by $19,961 from last year's comparable period. This decrease is due to the fact that the engineering development of the UHF livestock product development is near completion.
Additionally, much of the business development team in Chiang Mai, Thailand, formerly focused on research and development activities, continues to be responsible for sales and marketing activities in Asia and UHF RFID reader development and sales throughout the world.

General, administrative and selling expense

For the three months ended March 31, 2007, general and administrative and selling expenses of $325,079 were lower by $32,565 or 9.1% than last year partially because of investor relations and public relation expenses. However, general and administrative expenses will increase as we implement sales and marketing initiatives during the remainder of the year.

Minority Interest

On July 1, 2005, Advanced ID acquired a 60% interest in AFG Asia
Engineering Co. Ltd. The minority interest of $9,166 represents the 40% non-owned interest in AFG Asia Engineering.

Other income (expense)

During the three months ended March 31, 2007, other income of $678 was higher by $4,431 than last year.

Liquidity and Capital Resources

As at March 31, 2007, we had cash and cash equivalents of $131,127.

During the three months ended March 31, 2007, net cash used in operating activities of $187,992 was lower by $37,859 or 16.76% as compared to the quarter ended March 31, 2006. The reduction in cash used by operating activities during 2007 resulted primarily from an overall decrease in research and development expenses and reduced gross margin.

During the three months ended March 31, 2007, net cash used by investing activities of $3,567 compared to $156 for the three months ended March 31, 2006. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the three months ended March 31, 2007, net cash provided by financing activities of $49,812 was lower by $234,410 or 82.5% as compared to the three months ended March 31, 2006.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next six to nine months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next six to nine months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $70,000 to $80,000 per month. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities.

Additionally, we are evaluating the acquisition of another company that will require additional funds to be raised.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits.

   Exhibit 31 - 302 certifications
   Exhibit 32 - 906 certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2007

Advanced ID Corporation

By  /s/ Dan Finch
    ------------------------
    Dan Finch
    President and Director