Form 10QSB
period 2007-06-30
ADVANCED ID CORP
filed 2007-08-20
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, June 30, 2007: Common Stock - 54,937,845

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Consolidated Balance Sheets,
   June 30, 2007(unaudited) and December 31, 2006
Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended
   June 30, 2007 and 2006
   (unaudited)
Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 (unaudited)
Notes to consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                             June 30,     December
                                                               2007        31, 2006
                                                            ----------   -----------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                      $  145,833    $  266,787
  Trade accounts receivable, net of allowance for
    doubtful accounts of $5,355 and $4,896                     163,274       110,883
  Inventory                                                    117,003        44,386
  Prepaid expenses                                              78,625        34,399
                                                            ----------    ----------
      Total current assets                                     504,735       456,455
                                                            ----------    ----------
   Property and equipment, net                                 125,693       143,960
   Goodwill                                                     55,486        55,486
                                                            ----------     ---------
      Total other assets                                       181,179       199,446
                                                            ----------     ---------
      Total assets                                          $  685,914    $  655,901
                                                            ==========    ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  139,220     $  112,959
  Accounts payable - related parties                          205,103        166,092
  Current portion of loan payable - related party               3,743          6,641
  Accrued expenses                                             22,689         90,417
                                                           ----------     ----------
      Total current liabilities                               370,755        376,109

  Loans payable - related parties, net of
    Current portion                                             8,733          7,747
                                                           ----------     ----------
      Total liabilities                                       379,488        383,856
                                                           ----------     ----------
MINORITY INTEREST IN AFG ASIA ENGINEERING                      47,022         38,723
                                                           ----------     ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized; none issued                                         -              -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 54,937,845 and 52,219,914 shares
    issued and outstanding, respectively                      549,379        522,199
  Additional paid-in capital                                7,537,375      6,000,805
  Subscriptions receivable                                   (195,000)       (22,000)
  Accumulated deficit                                      (7,647,323)    (6,284,159)




  Accumulated other comprehensive income                       14,973         16,477
                                                           ----------     ----------
      Total stockholders' equity                              259,404        233,322
                                                           ----------     ----------
      Total liabilities and stockholders' equity           $  685,914     $  655,901
                                                           ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    ------------------        ----------------
                                    2007         2006         2007         2006
                                 ----------   ----------   ----------   ----------
Revenues                       $   239,158   $   181,007   $   469,097   $   407,243
Cost of Revenue                    129,839       119,990       286,883       233,391
                               -----------   -----------   -----------   -----------
  Gross Profit                     109,319        61,017       182,214       173,852

Research and development expense     9,840        29,012        16,809        55,942
General and administrative
  expense                        1,041,726     1,386,732     1,366,805     1,756,953
                               -----------   -----------   -----------   -----------

Operating loss                    (942,247)   (1,354,727)   (1,201,400)   (1,639,043)

Interest income (expense)            1,504        (3,393)        2,182        (7,146)
                               -----------   -----------   -----------   -----------
Loss before minority interest     (940,743)   (1,358,120)   (1,199,218)   (1,646,189)
Minority interest                      867         1,598        (8,299)         (790)
                               -----------   -----------   -----------   -----------
Net Loss                          (939,876)   (1,356,522)   (1,207,517)   (1,646,979)

Warrant holder inducement
  Dividend                        (155,647)            -      (155,647)            -
                               -----------   -----------   -----------   -----------
Net loss applicable to common
  shareholders                  (1,095,523)   (1,356,522)   (1,363,164)   (1,646,979)
Other Comprehensive Income,
  (loss):
    Foreign currency translation   (12,714)        3,690        (1,503)       (5,185)
                               -----------   -----------   -----------   -----------
Comprehensive Loss             $(1,108,237)  $(1,352,832)  $(1,364,667)  $(1,652,164)
                               ===========   ===========   ===========   ===========
Net loss per share:
  Basic and diluted              $   (0.02)    $   (0.03)    $   (0.02)    $   (0.03)
                                 ==========    =========     =========     =========
Weighted average shares
  Outstanding
  Baic and diluted              53,525,584    48,896,230    53,083,046    47,460,960
                                ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 AND 2006
(Unaudited)

                                                 2007            2006
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $  (1,207,517)   $  (1,646,979)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                  46,559           26,031
    Stock issued for services                          -          378,275
    Stock options issued for services            613,012          854,275
    Increase in allowance for doubtful accounts        -              800
    Minority interest                              8,299              790
      Change in assets and liabilities:
        Accounts receivable                      (52,391)          40,666
        Inventory                                (72,617)          (2,166)
        Prepaid expenses                         (44,226)             497
        Accounts payable                          26,261          (48,059)
        Accounts payable - related parties       366,602          (17,666)
        Accrued expenses                         (67,728)          39,212
                                              ----------       ----------
CASH FLOWS USED IN OPERATION ACTIVITIES         (383,746)        (374,324)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment             (17,642)          (9,967)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loans payable - related party       (1,912)         (21,121)
  Proceeds from sale of stock                    231,000          272,750
  Proceeds from the exercise of stock
    Options/warrants                              63,500          228,000
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES             292,588          479,629
                                              ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES                  (12,154)          (5,185)
                                              ----------       ----------

NET INCREASE(DECREASE) IN CASH                  (120,954)          90,153
Cash, beginning of period                        266,787          198,814
                                              ----------       ----------
Cash, end of year                             $  145,833       $  288,967
                                              ==========       ==========
CASH PAID FOR:
  Interest                                    $        -       $        -
  Taxes                                       $        -       $        -
NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Common stock issued for debt                $  327,591       $   86,000
  Common stock issued for assets              $        -       $  150,000

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

NOTE 2 - COMMON STOCK

During the six months ended June 30, 2007, Advanced ID issued a total of 2,717,931 shares of common stock; 840,000 shares of common stock were issued for cash proceeds of $224,000, $7,000 was collected from a subscription receivable, 811,667 shares of common stock were issued on the exercise of warrants for $63,500 and subscription receivable of $180,000, and 1,066,264 shares of common stock were issued as settlement of debt valued at $327,591.

During the six months ended June 30, 2007, the Company issued warrants to purchase 2,040,000 shares of common stock; 1,590,000 warrants expire one year from the date of issuance and are exercisable at $.40 per share and 450,000 warrants expire in three years from the date of issuance and are exercisable at $.32 - $.36 per share.

In May 2007, the Board approved the vesting of the President's remaining 800,000 options that were originally granted as part of his initial employment contract.

In May 2007, the Board approved an option plan to issue each board member 200,000 common shares at $0.36 per common share for a term of five years.

In May 2007, the Board authorized options to purchase 50,000 common shares with a term of 5 years to its employee and consultant. These common shares shall be registered under Form S-8 with the Securities and Exchange Commission.

As an inducement to all warrant holders with $0.30 exercise price, the Company has offered to issue two new warrants for each warrant exercised. These new warrants expire one year from issuance and are exercisable at $0.40 per share. During May 2007, 500,000 warrants with an exercise price of $0.30 per share were exercised. As a result, 1,000,000 additional warrants with an exercise price of $0.40 per share were issued. The Company has recorded a warrant holder inducement dividend of $155,647 related to the additional warrants issued.

NOTE 3 - COMMITMENTS

As part of an employee's compensation, the Company has agreed to issue 10,000 registered shares on July 15, 2007 and January 15, 2008.

The Company has agreed to pay each director $1,500 per month as part of their compensation. In addition, each director will be paid $175 per hour for their services rendered on behalf of the Company.

On June 6, 2007, the Company entered into a new lease for office space. The five year lease commences September 1, 2007 with estimated minimum lease payments of approximately $2,500 per month.

NOTE 4 - SUBSEQUENT EVENTS

Effective July 1, 2007, the Company acquired all of the assets of Pneu-Logic, Ltd. for total consideration of $800,000 comprised of $400,000 cash and 1,000,000 restricted shares of Advanced ID Corporation valued at $400,000. The cash component consists of $100,000 paid on the date of closing and ten $30,000 monthly installments commencing October 1, 2007 based on meeting certain revenue targets. Pneu-Logic Ltd. is engaged in the business of fleet tire management.

Effective July 1, 2007, the Company entered into an agreement to sell its 60% share of Advanced ID Asia Engineering Co. Ltd. The closing date of the agreement is contingent on several engineering related performance conditions on the part of the acquirer and is scheduled to occur no later than December 31, 2007. The Company is to receive engineering and consulting services and other increased license fee consideration, in exchange for conveyance of its 60% share. The carrying amount of the major classes of assets and liabilities included in this disposal group are as follows as of June 30, 2007:

   Current assets                   $138,601
   Property and equipment, net        53,191
   Current liabilities               (31,882)
   Loans payable - related party     (12,476)

During July and August 2007, 402,161 shares valued at $111,381 were issued in exchange for services.

On August 3, 2007, the Board of Directors of the Company unanimously voted to increase the stock option exercise price to $0.50 per share on 800,000 options granted to Directors. Previuosly, these options were exercisable at $0.40 per share. This change will be filed with the SEC filings effective September 30, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Six Months Ended June 30, 2007 and June
30, 2006.

The net loss of $(1,207,517) for the six months ended June 30, 2007 decreased by $439,462 compared to last year due to higher sales as a result of extra sales promotions and lower general and administration expense primarily from lower non-cash compensation expense.

Revenues

Revenues of $469,097 during the six months ended June 30, 2007 increased $61,854 from last year. This increase can be attributed to higher bulk tag, reader and reader accessories. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and accessories to more customers.

The Company is actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $469,097 for the six months ended June 30, 2007, $283,827 or 60.51% were from our companion animal/biological sciences division in Canada and $185,270 or 39.49% were from our ultra high frequency (UHF) division with sales throughout the world.

Cost of Revenues

Cost of Revenues of $286,883 for the six months ended June 30, 2007 increased by $53,492 or 22.9% over same period in the previous year. The increase in Cost of Revenues is attributed to higher sales levels and slight changes in the product sales mix to lower margin items. Gross profit of $182,214 increased by $8,362 from the six month period ending June 30, 2006. The gross profit margin decreased slightly from 42.7% to 38.8%, reflecting the slight change in product mix.

Research and Development

Research and development expenses of $16,809 for the six months ended June 30, 2007 decreased by $39,133 from last year's comparable period. This decrease is due to the fact that the engineering development of the UHF livestock product development is near completion. Additionally, much of the business development team in Chiang Mai, Thailand, formerly focused on research and development activities, continues to be responsible for sales and marketing activities in Asia and UHF RFID reader development and sales throughout the world.

General, administrative and selling expense

For the six months ended June 30, 2007, general and administrative and selling expenses of $1,366,805 were lower by $390,148 or 22.2% than last year due to lower payroll costs as a result of fewer employees, lower non-cash compensation expense and lower investor relations and public relation expenses offset, in part by higher consulting expenses. However, general and administrative expenses will increase as we implement sales and marketing initiatives during the remainder of the year.

Minority Interest

On July 1, 2005, Advanced ID acquired a 60% interest in AFG Asia
Engineering Co. Ltd. The minority interest of $8,299 represents the 40% non-owned interest in AFG Asia Engineering. The amount increased by $7,509 over the comparable six month period in 2006 due to greater sales levels in AFG Asia Engineering.

Other income (expense)

During the six months ended June 30, 2007, other income of $2,182 was higher by $9,328 than last year due to lower interest costs related to the full payment of a loan to a related party during the first six months in 2006.

Liquidity and Capital Resources

As at June 30, 2007, we had cash and cash equivalents of $145,833.

During the six months ended June 30, 2007, net cash used in operating activities of $383,746 was higher by $9,422 or 2.5% as compared to the quarter ended June 30, 2006. The increase in cash used by operating activities during 2007 resulted primarily from an overall increase in cash general and administrative expenses offset in part by higher cash generated from non-cash working capital amounts.

During the six months ended June 30, 2007, net cash used by investing activities of $17,642 compared to $9,967 for the six months ended June 30, 2006. Cash used by investing activities resulted from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the six months ended June 30, 2007, net cash provided by financing activities of $292,588 was lower by $187,041 or 39.0% as compared to the six months ended June 30, 2006. The lower cash generated is a result of lower proceeds from sales of stock, lower collection of subscription receivables and lower proceeds from the exercise of warrants and options.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations for two months. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equities securities. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities.

Additionally, we will require additional cash resources to fund our acquisition of Pneu-Logic which we expect to fund through the sale of stock.

Item 3. Controls and Procedures

During the three months ended June 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Dan Finch, the Chief Executive Officer and Seymour Kazimirski, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the six months ended June 30, 2007, Advanced ID issued a total of 2,717,931 shares of common stock; 840,000 shares of common stock were issued for cash proceeds of $224,000, $7,000 was collected from a subscription receivable, 811,667 shares of common stock were issued on the exercise of warrants for $63,500 and subscription receivable of $180,000, and 1,066,264 shares of common stock were issued as settlement of debt valued at $327,591.

During the six months ended June 30, 2007, Advanced ID issued warrants to purchase 2,040,000 shares of common stock; 1,590,000 warrants expire one year from the date of issuance and are exercisable at $.40 per share and 450,000 warrants expire in three years from the date of issuance and are exercisable at $.32
- $.36 per share.

In May 2007, the Board approved the vesting of the President's remaining 800,000 options that were originally granted as part of his initial employment contract.

In May 2007, the Board approved an option plan to issue each board member 200,000 common shares at $0.36 per common share for a term of five years.

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

Dated:  August 20, 2007

Advanced ID Corporation

By  /s/ Dan Finch
    ------------------------
    Dan Finch
    President and Director