Form 10QSB
period 2007-09-30
ADVANCED ID CORP
filed 2007-11-19
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

        4500 - 5th Street NE
           #200, Bay 6
        Calgary, Alberta, Canada                         T2E 7C3
       (Address of principal                          (Postal Code)
         executive office)

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2007: Common Stock - 56,507,502

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements
                                                                   Page
Consolidated Balance Sheet,
   September 30, 2007(unaudited)                                     3
Consolidated Statements of Operations and Comprehensive Loss
   for the three and nine months ended
   September 30, 2007 and 2006
   (unaudited)                                                       5
Consolidated Statements of Cash Flows for the
   nine months ended September 30, 2007
   and 2006 (unaudited)                                              6
Notes to consolidated financial statements (unaudited)               8

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET

                                                           September 30,
                                                               2007
                                                            ----------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                      $  102,434
  Trade accounts receivable, net of allowance for
    doubtful accounts of $5,675                                183,912
  Accounts receivable - related party                           64,470
  Inventory                                                    161,780
  Prepaid expenses                                               7,470
                                                            ----------
      Total current assets                                     520,066
                                                            ----------
   Property and equipment, net                                  68,880
   Goodwill and other intangible                               191,152
                                                            ----------
      Total other assets                                       260,032
                                                            ----------
      Total assets                                          $  780,098
                                                            ==========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Bank loan                                                 $   80,993
  Accounts payable                                             265,275
  Accounts payable - related parties                           197,087
  Accrued liabilities                                           67,779
  Pneu-Logic asset purchase consideration payable              300,000
                                                            ----------
      Total current liabilities                                911,134
                                                            ----------
COMMITMENTS

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized; none issued                                          -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 56,507,502 shares
    issued and outstanding                                     565,076
  Additional paid-in capital                                 8,000,581
  Subscriptions receivable                                     (45,000)
  Accumulated deficit                                       (8,673,077)
  Accumulated other comprehensive income                        21,384
                                                            ----------




      Total stockholders' deficit                             (131,036)
                                                            ----------
      Total liabilities and stockholders' deficit           $  780,098
                                                            ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2007 and 2006
(UNAUDITED)

                                        Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                        ------------------        ----------------
                                        2007         2006         2007         2006
                                     ----------   ----------   ----------   ----------
Revenues                           $   287,374   $   203,558   $   669,154   $   601,100
Cost of revenue                        150,570        73,039       345,044       262,430
                                   -----------   -----------   -----------   -----------
  Gross profit                         136,804       130,519       324,110       338,670

Research and development expense        94,906        65,139       196,993       214,069
General and administrative expense     428,970       290,659     1,734,676     1,989,764
Impairment of goodwill                 486,488             -       486,488             -
                                   -----------   -----------   -----------   -----------
Operating loss                        (873,560)     (225,279)   (2,094,047)   (1,865,163)

Interest income (expense)                 (265)          (42)          521        (8,323)
                                   -----------   -----------   -----------   -----------
Loss from continuing operations       (873,825)     (225,321)   (2,093,526)   (1,873,486)
(Loss) income from discontinued
  operations                          (152,194)        8,211      (139,745)        9,397
                                   -----------   -----------   -----------   -----------
Net loss                            (1,026,019)     (217,110)   (2,233,271)   (1,864,089)

Warrant holder inducement
  dividend                                   -             -      (155,647)            -
                                   -----------   -----------   -----------   -----------
Net loss applicable to common
  shareholders                      (1,026,019)     (217,110)   (2,388,918)   (1,864,089)
Other comprehensive income,
  (loss):
    Foreign currency translation         6,411           106         4,908        (5,079)
                                   -----------   -----------   -----------   -----------
Comprehensive loss                 $(1,019,608)  $(  217,004)  $(2,384,010)  $(1,869,168)
                                   ===========   ===========   ===========   ===========
Net loss per share:
  Basic and diluted
     Continuing operations           $   (0.02)    $   (0.00)    $   (0.04)    $   (0.04)
                                     =========     =========     =========     =========
     Discontinued operations         $   (0.00)    $    0.00     $   (0.00)    $    0.00
                                     =========     =========     =========     =========
Weighted average shares
  Outstanding
  Basic and diluted                 56,288,162    50,352,684    54,163,159    48,435,460
                                    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

                                                 2007            2006
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $  (2,093,526)   $  (1,873,486)
  Net income (loss) from discontinued
    operations                                  (139,745)           9,397
                                           -------------    -------------
  Net loss from continued operations          (2,233,271)      (1,864,089)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                  78,253           41,609
    Stock issued for services                    155,093          442,862
    Stock options issued for services            613,012          854,275
    Goodwill impairment                          486,488                -
      Change in assets and liabilities:
        Accounts receivable                       (4,062)          78,805
        Inventory                               (109,708)          (5,333)
        Prepaid expenses                          31,837          (30,825)
        Bank loan                                 (6,229)               -
        Accounts payable                           2,554          (80,598)
        Accounts payable - related parties       524,678           30,161
        Accrued expenses                         (20,917)           3,010
                                              ----------       ----------
Net cash used by operating activities           (482,272)        (530,123)
Net cash used by operating activities
  - discontinued operations                       (4,423)         (24,625)
                                              ----------       ----------
CASH FLOWS USED IN OPERATING ACTIVITIES         (486,695)        (554,748)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of Pneu-Logic Ltd.                (100,000)               -
  Purchase of property and equipment             (13,960)          (8,622)
                                              ----------       ----------
Net cash used in investing activities           (113,960)          (8,622)
Net cash used in investing activities
  - discontinued operations                      (16,193)          (2,009)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES         (130,153)         (10,631)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loans payable - related party            -          (16,160)
  Proceeds from sale of stock                    206,000          308,250
  Proceeds from the exercise of stock
    options/warrants                             243,500          228,000
                                              ----------       ----------

Net cash provided from financing activities      449,500          520,090
Net cash used in financing activities
  - discontinued operations                       (1,912)          (3,176)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES             447,588          516,914
                                              ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES                    4,907           (5,081)
                                              ----------       ----------

NET DECREASE IN CASH                            (164,353)         (53,546)
Cash, beginning of period                        266,787          198,814
                                              ----------       ----------
Cash, end of period                           $  102,434       $  145,268
                                              ==========       ==========

CASH PAID FOR:
  Interest                                    $        -       $        -
  Taxes                                       $        -       $        -
NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Common stock issued for debt                $  327,591       $   86,000
  Common stock issued for assets              $        -       $  150,000
  Common stock issued for acquisition of
    Pneu-Logic Ltd.                           $  318,810       $        -

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

NOTE 2 - ACQUISITION

On July 1, 2007 (the "Effective Date"), the Company acquired substantially all of the assets of Pneu-Logic Ltd. ("PL"). The results of PL's operations have been included in the consolidated financial statements since that date. Pneu-Logic Ltd. is engaged in the business of fleet tire management.

The aggregate purchase of $718,810 included $400,000 cash and 1,000,000 restricted shares of Advanced ID Corporation valued at $318,810. The cash component consists of $100,000 paid on the date of closing and contingent consideration of ten $30,000 monthly installments commencing October 1, 2007 based on meeting certain revenue targets. The value of 1,000,000 common shares issued was determined based on the closing price on the Effective Date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Effective Date. As these are only estimated amounts, the purchase allocation is subject to refinement.

      Current assets, net             $ 28,800
      Property and equipment             5,654
      Intangible asset                  75,400
      Goodwill                         608,956
                                      --------
          Net assets acquired         $718,810
                                      ========

Subsequent to July 1, 2007, the Company determined the amounts recorded as goodwill was not supported by future cash flows. As a result, the Company has recorded a goodwill impairment of $486,488. This amount has been included in the general and administrative expenses. Intangible asset consists of a customer list with an estimated life of three years. No impairment of the customer list is necessary at September 30, 2007, based on the Company's internal valuation models.

NOTE 3 - DISCONTINUED OPERATIONS

Effective July 1, 2007, the Company sold its sixty percent owned subsidiary, Advanced ID Asia Engineering Co. Ltd., to focus its operations and reduce the cash requirements needed to continue this operation. The business identified for divestiture has been classified as discontinued operations in the accompanying financial statements.

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2007, Advanced ID issued a total of 4,287,588 shares of common stock; 865,000 shares of common stock were issued for cash proceeds of $229,000 ($23,000 included in subscription receivable), 811,667 shares of common stock were issued on the exercise of warrants for $243,500, 1,066,264 shares of common stock were issued as settlement of debt valued at $327,591, 1,000,000 shares of common stock were issued on the acquisition of PL valued at $318,810 and 544,657 shares of common stock were issued for services rendered valued at $155,093.

During the nine months ended September 30, 2007, the Company issued warrants to purchase 2,040,000 shares of common stock; 1,590,000 warrants expire one year from the date of issuance and are exercisable at $.40 per share and 450,000 warrants expire in three years from the date of issuance and are exercisable at $.32 - $.36 per share. These warrants were issued in connection with a private placement. The fair value of these warrants was allocated between the common stock and warrants purchased.

In May 2007, the Board approved the vesting of the President's remaining 800,000 options that were originally granted as part of his initial employment contract. Compensation expense for the fair value of these options of $337,018 has been included as part of the general and administrative expenses recorded during June 2007.

In May 2007, the Board approved an option plan to issue each board member 200,000 common shares at $0.40 per common share for a term of five years. Compensation expense for the fair value of these options of $245,328 has been included as part of the general and administrative expenses recorded during June 2007.

In May 2007, the Board authorized options to purchase 100,000 common shares with a term of 5 years to its employee and consultant. These common shares shall be registered under Form S-8 with the Securities and Exchange Commission. Compensation expense for the fair value of these options of $30,666 has been included as part of the general and administrative expenses recorded during June 2007.

In May 2007, the Board authorized the adoption of a stock award plan for 5,000,000 common shares.

On August 3, 2007, the Board of Directors of the Company unanimously voted to increase the stock option exercise price to $0.50 per share on 800,000 options granted to Directors. Previously, these options were exercisable at $0.40 per share. This change will be filed with the SEC filings effective Sept. 30, 2007.

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

NOTE 5 - COMMITMENTS

As part of an employee's compensation, the Company agreed to issue 10,000 registered shares on July 15, 2007 and January 15, 2008. On July 16, 2007, 10,000 registered shares were issued to this employee.

The Company has agreed to pay each director $1,500 per month as part of their compensation. In addition, each director will be paid $175 per hour for their services rendered on behalf of the Company.

On June 6, 2007, the Company entered into a new lease for office space. The five year lease commences September 1, 2007 with estimated minimum lease payments of approximately $2,800 per month.

NOTE 6 - SUBSEQUENT EVENTS

During October, 2007, 277,138 shares valued at $75,167 were issued in exchange for services.

Effective October 1, 2007, the Company signed a one year agreement with an investor's relation firm. Under the terms of the agreement, the Company is obligated to issue an initial $7,500 in restricted common stock and pay $5,000 per month for the first three months and $7,500 per month thereafter.

The Company borrowed $60,000 from a Director of the Company on November
13, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the nine Months Ended September 30, 2007 and September 30, 2006.

The net loss of $(2,233,271) for the nine months ended September 30, 2007 was higher by $369,182 compared to last year due to higher cost of revenue and impairment of goodwill. Although we were able to control some general & administrative costs the net loss was compounded by the discontinued operation in Thailand.

Revenues

Revenues of $669,154 during the nine months ended September 30, 2007 increased $68,054 or 11.32% from last year. This increase can be attributed to higher bulk tag, reader and reader accessories. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and accessories to more customers.

The Company is actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $669,154 for the nine months ended September 30, 2007, $374,730 or 56.0% were from our companion animal/biological sciences division in Canada and the remainder $294,424 or 44.0% were comprised from our ultra high frequency (UHF) division with sales throughout the world, the newly acquired Pneu-Logic in UK and removal of the divested company, AAE in Thailand.

Cost of Revenues

Cost of Revenues of $345,044 for the nine months ended September 30, 2007 increased by $82,614 or 31.48% over same period in the previous year. The increase in Cost of Revenues is attributed to higher sales levels and slight changes in the product sales mix to lower margin items. Gross profit of $324,110 decreased by $14,560 from the corresponding nine month period end September. The gross profit margin decreased from 56.34% to 48.44%, reflecting the change in product mix.

Research and Development

Research and development expenses of $196,993 for the nine months ended September 30, 2007 decreased by $17,076 or 8.67% from last year's comparable period. This decrease is in part due to the fact that the research and development expenses for readers is near completion.

General, administrative and selling expense

For the nine months ended September 30, 2007, general and administrative and selling expenses of $1,734,676 were lower by $255,088 than last year due to a lower payroll costs as a result of fewer employees, lower non-cash compensation expense, lower investor relations and public relation expenses offset and higher cost due to consolidation of the new subsidiary, Pneu-Logic.

Additionally, much of the business development team in Chiang Mai, Thailand, formerly focused on research and development activities, continues to be responsible for sales and marketing activities in Asia and UHF RFID reader development and sales throughout the world. The company is expected to expand its sales team in the near future.

Other income (expense)

During the nine months ended September 30, 2007, other income of $521 was higher by $8,844 than last year due to lower interest costs related to the full payment of a loan to a related party during the first nine months in 2006.

Liquidity and Capital Resources

As at September 30, 2007, we had cash and cash equivalents of $102,434.

During the nine months ended September 30, 2007, net cash used in operating activities of $486,695 was lower by $68,053 as compared to the nine months ended September 30, 2006. The decrease in cash used by operating activities during 2007 resulted primarily from an overall decrease in cash general and administrative expenses offset in part by lower cash generated from non-cash working capital amounts. Half of the acquisition cost of Pneu-Logic was paid by shares.

During the nine months ended September 30, 2007, net cash used by investing activities of $130,153 compared to $10,631 for the nine months ended September 30, 2006. Cash used by investing activities resulted primarily from the acquisition of 100% interest in the Pneu-Logic in United Kingdom as of July 1, 2007 and our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the nine months ended September 30, 2007, net cash provided by financing activities of $447,588 was lower by $69,326 as compared to the nine months ended September 30, 2006. The lower cash generated is a result of lower proceeds from sales of stock and lower proceeds from the exercise of warrants and options.

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

Additionally, we will require additional cash resources of $270,000 to fund the remainder part of our acquisition of Pneu-Logic which we expect to fund through the issuance of stock and from funding through the sale of stock.

Item 3. Controls and Procedures

During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Dan Finch, the Chief Executive Officer and Sudeep Bhargava, the Interim Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the nine months ended September 30, 2007, Advanced ID issued a total of 4,287,588 shares of common stock; 865,000 shares of common stock were issued for cash proceeds of $229,000, 811,667 shares of common stock were issued on the exercise of warrants for $63,500 and subscription receivable of $30,000, 1,066,264 shares of common stock were issued as settlement of debt valued at $327,591, 1,000,000 shares of common stock were issued on the acquisition of Pneu-Logic valued at $318,810 and 544,657 shares of common stock were issued for services rendered valued at $155,093.

During the nine months ended September 30, 2007, Advanced ID issued warrants to purchase 2,040,000 shares of common stock; 1,590,000 warrants expire one year from the date of issuance and are exercisable at $.40 per share and 450,000 warrants expire in three years from the date of issuance and are exercisable at $.32
- $.36 per share.

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

Dated:  November 19, 2007

Advanced ID Corporation

By  /s/ Dan Finch
    ------------------------
    Dan Finch
    President and Director