Form 10KSB
period 2007-12-31
ADVANCED ID CORP
filed 2008-04-15
CIK 1005356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.
Yes [x_]  No [ ]__

Total revenues for our fiscal year ended December 31, 2007 were $1,010,003.

As of March 24, 2008 the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing bid price for the common stock as reported on the OTC Bulletin Board, was $13,561,920. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 24, 2008 there were 57,355,986 shares of common stock issued and outstanding.

Table of Contents

ITEM 1.  DESCRIPTION OF BUSINESS                            5
  Overview                                                  5
  Products and Services Overview                            6
    Companion Animal/Biological Sciences Products
      and Services                                          6
    Livestock Animal Products and Services                  7
  Business Model                                            9
  Intellectual Property                                     9
  Target Market                                            10
  Marketing and Sales Strategy                             10
    Sales and Distribution Channels                        10
    Pricing Strategy                                       11
    Recent Developments                                    11
  Competition                                              12
  Competitive Advantages                                   13
  Risk Factors That May Affect Future Results              14
  Trademarks and Patents                                   19
  Employees                                                19
  Reports to Security Holders                              20

ITEM 2.  DESCRIPTION OF PROPERTY                           20

ITEM 3. LEGAL PROCEEDINGS                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                           20

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS                                            21
  Market Information                                       21
  Holders                                                  21
  Dividends                                                21
  Securities Authorized for Issuance Under Equity
    Compensation Plans                                     21
  Recent Sales of Unregistered Securities                  22
    (i)  Fiscal 2006 Transactions                          22
    (ii) Fiscal 2007 Transactions                          22
   (iii) Fiscal 2008 Transactions                          32

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION                                         23
  Results of Operations for the Fiscal Years Ended December
    31, 2007 and December 31, 2006                         23
    Revenues                                               23
    Cost of Revenues                                       23
    Research and Development                               24
    Selling, General and Administrative                    24
    Insurance                                              24
    Minority Share of Net Income                           24
    Interest Expense                                       25

    Liquidity and Capital Resources                        25

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       26

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         AND FINANCIAL DISCLOSURE                          26

ITEM 8A.  CONTROLS AND PROCEDURES                          26

ITEM 8B.  OTHER INFORMATION                                28

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
         PERSONS AND CORPORATION GOVERANCE; COMPLIANCE
         WITH SECTION 16(a) OF THE EXCHANGE ACT            28

ITEM 10.  EXECUTIVE COMPENSATION                           31

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS   32
  (i) Persons Beneficially Owning More than 5% of
      Outstanding Common Stock                             32
 (ii) Directors of Advanced ID Corporation                 32
(iii) Officers and Significant Employees of Advanced ID
        Corporation                                        32
 (iv) Directors and Officers of Advanced ID Corporation
        as a Group                                         33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
       AND DIRECTOR INDEPENDENCE                           44
  Heritage Ventures Ltd.                                   44
  Seymour Kazimirski                                       44
  Hubert Meier                                             44
  Terry Fields                                             44
  Director Independence                                    45

ITEM 13.  EXHIBITS                                         34

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES           35

SIGNATURES                                                 37

Index to Financial Statements                              38
Report of Independent Registered Public Accounting Firm    39
Consolidated Balance Sheet                                 40
Consolidated Statements of Operations                      41
Consolidated Statement of Stockholders' Equity
  (Deficit)                                                42
Consolidated Statements of Cash Flows                      44
Notes to Consolidated Financial Statements                 46

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

On October 17, 2002 AVID Canada Corporation ("AVID Canada") combined with USA Sunrise Beverages, Inc. ("USA"), an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of AVID Canada and a recapitalization of USA. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares to Heritage Ventures Ltd., AVID Canada's former parent company, in exchange for the 200 outstanding shares of AVID Canada and $505,724 in debt owed by AVID Canada to Heritage Ventures. Avid Canada was incorporated in Alberta, Canada, on November 26, 1993. USA changed its name to Advanced ID Corporation effective November 15, 2002. As a result of the reverse merger transaction, Advanced ID now wholly owned AVID Canada and the original security holders of USA now hold 7,000,999 shares in Advanced ID. No consulting fees or finder's fees were paid in relation to the reverse merger transaction.

Advanced ID has three wholly-owned subsidiaries; Pneu-Logic Corporation Limited ("PL") located in U.K., AVID Canada Corporation and Universal Pet Care. AVID Canada Corporation is a reseller of radio frequency identification ("RFID") microchips and scanners manufactured by American Veterinary Identification Devices (AVID) of the United States under the brand name AVID. AVID Canada does not own the AVID brand name or trademark. There currently exists no distribution agreement with AVID. The products are marketed to the companion animal and biological sciences sectors in Canada only. Universal Pet Care is a non-operating entity with no assets or liabilities.

On July 1, 2007 Advanced ID decided to divest its 60% interest in AFG Asia Engineering Co. Ltd. of Chiang Mai, Thailand.

On July 1, 2007 Advanced ID acquired all operating assets of Pneu-Logic Limited of England in order to align itself with addressing the tire maintenance solution for fleet owners across the world. Its product line has been successful in the EU (European) market.

Advanced ID develops, manufactures and sells, either directly or through distributors, microchip identification technologies referred to as radio frequency identification microchips ("RFID") and readers to the animal industry. In the second quarter of 2004, we began commercializing these products under the brand name, DataTRAC(tm). The intellectual property rights to the DataTRAC(tm) products are owned by Advanced ID Corporation.

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

Sales of microchips and readers to the companion animal and biological sciences markets in Canada continue to contribute a majority of our income in 2006, additionally sales of Ultra High Frequency ("UHF") animal tags and readers were made to the states of New York and Colorado for the purpose of identifying captive Elk and Deer who are potential carriers of Chronic Wasting Syndrome Disease. Additionally Advanced ID Corporation continues to sell UHF identification tags to Goodyear Tire and Rubber Company under several purchase orders continuing into 2007. Tire tag and tire patch sales have been made to VAR's in several countries for trial or pilot runs. Readers for the tire tag market have been sold to tire manufacturers and resellers in India, Canada, Mexico, Venezuela, Australia, Japan and the United States. Michelin US has purchased multiple readers.

As noted above, we are currently serving the Canadian market as a reseller for AVID and SOKYMAT LF RFID products. We are expanding our sales effort for SOKYMAT chips into several countries, including China, Taiwan and Thailand.

Since we own the intellectual property of the DataTRAC(tm) microchips, we are continuing to develop and market our UHF RFID products in both the supply chain and livestock markets throughout the world, either directly or through international distributors. Advanced ID has made good progress in the supply chain market, especially in Asia. Our marketing efforts in the livestock area have been reduced because no country's government has either mandated or approved for use our UHF
RFID technology

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

   RFID Readers: We offer a variety of hand-held readers that read both our microchips and our competitors' microchips. Our reader formats include International Standards Organization ("ISO"), Federation of European Companion Animal Veterinarian Association ("FECAVA") and AVID's encrypted standard.

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

Currently, we are the only company that is offering ultra high frequency tags to the livestock industry. All of our competitors offer low frequency tags which are generally more costly to produce, offer a shorter read range, and have limited reading capability within automated livestock processing plant environments. Adoption of RFID technology by animal owners has been slower than anticipated resulting in lower than anticipated sales, additionally the adoption of Low Frequency ISO 11784 and 11785 compliant technology by a growing number of countries has impacted on the market potential and the company has reduced the scales of its continuing development of the livestock application.

   RFID Readers: We offer stationary and handheld readers that will scan and read our microchips. Effective November 2003, we secured a partnership agreement with Applied Wireless Identifications Group, Inc. of New York to supply us with ultra high frequency readers that we will resell to our customers.

Advanced ID has entered the UHF RFID reader product line with both hand held and stand alone readers that have read ranges from several inches to 20 feet. The readers are intended to capture a large market share through aggressive pricing and full features. Our readers will work in virtually all supply chain applications.

Advanced ID acquired Pneu-Logic, a UK based company focused on the tire maintenance market. The products are well respected in the industry around the world and follow on products, now under development, will capture a significant new market share, especially in the OTR ("off the road") market.

   Services: Our objective is to become the complete system provider for livestock identification and trace-back. As part of providing a complete system for our customers, we will provide in-depth analysis prior to implementation of a recommended solution.

   Inanimate Products and Services: In August 2005 Advanced ID was awarded a Purchase Order from Goodyear Tire and Rubber Company of Akron Ohio for RFID identification tags. Goodyear is undertaking trials to test the durability and practicality of embedding UHF tags specifically designed for their tires. Tags were produced on a prototype basis initially prior to moving into larger scale production. The 2006 and

2007 NASCAR racing tires had this product attached to their racing tires. The Goodyear Tire and Rubber Company of Akron Ohio renewed the Purchase Order for 2008 for its NASCAR tires.

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

   - Expanding RFID technology into industrial applications such as the energy and manufacturing industries. The knowledge and profile gained through the relationship with Goodyear Rubber and Tire Company is one example. Expand the tire management market to include: tire manufacturers, resellers, fleet owners, retail, retreaders, system integrators, database managers.

   - Expand RFID technology into supply chain applications for hostile environments. Avoid the high volume, low cost applications that will satisfy the Wal-Mart requirement.

Intellectual Property

Our intellectual property is comprised of our radio frequency identification ("RFID") tags utilized for the identification and trace back of livestock. We currently do not own any patents and have not licensed any intellectual property used in our products. Our tire tag technology is based on IP from Goodyear and under license from Michelin. Our new reader line will include intellectual property that the company will exploit through patent protection and other protection of proprietary assets

Target Market

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

   - The tire management industry was started in 2005 and growth has been steady in 2006.

   -   The global RFID market was several billion dollars, US in 2006.

Our PETtrac system has been approved for use across Canada by the National Companion Animal Coalition ("NCAC") thereby giving us access to over 3,000 professional veterinarians as well as all SPCAs and humane societies, thus tapping a market of over eight million animals.

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

Marketing and Sales Strategy

Sales and Distribution Channels

With a strong channel already established in the Canadian companion animal and biological sciences markets with our direct sales team, comprised of one sales representative and three customer support personnel, we intend to leverage this position by securing additional relationships with other veterinarian professionals in targeted regions across Canada. Currently, we have relationships with the following distribution agencies; Associate Vet Purchasing, Western Drug Distribution Center, Vet Purchasing, Canadian Kennel Club and Centre de Distribution de Medicaments Veterinaires ("CDMV"). There is no contractual agreement or volume commitment in place with any of these parties. During fiscal 2006, we had two customers, Veterinary Purchasing and Goodyear Tire and Rubber Company, that each accounted for more than 10% of our revenues.

We will sell our tire management product line both direct and through 3rd party resellers. We will purchase tire tags from the Hana Group from Ohio and Thailand. The market is global.

We will sell our UHF RFID reader line both direct and though 3rd party resellers. The market is global.

We will sell our Pneu-Logic product line both direct and through 3rd party resellers. The market is global.

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

Recent Developments

Companion Animal - Advanced ID has received approval for its new ISO chip made by SOKYMAT. With the significant cost savings associated with this new ISO standard chip, Advanced ID has reduced our prices in Canada and other countries and sales are increasing. Advanced ID has developed a new LF reader for companion animals that can be sold in several countries with language specific readout capabilities.

Livestock Tagging - Advanced ID has not further developed its livestock RFID product line but has maintained its ability to provide a complete product solution as the requirement develops. Recent outbreaks of BSE and bird flu could well re-ignite interest in this product.

Tire Management - Advanced ID has continued to develop, with Hana and others, products that will serve the tire management industry from the tire maker in Ohio to the fleet owner in Great Britain. With Advanced ID's RFID tire management product line and the Pneu-Logic tools, the market is blanketed better then with any other company.

Advanced ID plans to be in leadership position in this market and will focus its energies and resources to obtain a leadership role as the market matures and reaches high volume requirements.

UHF RFID Reader Development - Advanced ID has developed a series of high powered, long read range, UHF RFID readers that are being sold in the supply chain industry and the tire tag business. This reader product line is sold to the trade at about half the prevailing price for an equivalent product sold by the competition. Advanced ID has designed also a lower cost, mass market UHF RFID reader that will sell for half the price of our current readers. This is the reader product line that will take the cost of UHF readers out of the value proposition. The UPC Barcode business did not take hold in the 70's/80's until the price of readers went under $100. Advanced ID intends to be the company that ultimately offers a $100 UHF RFID reader. Advanced ID in 2007 completed the development of new reader PR 500 low price, low range but practical for inventory management. The new reader was sought and installed at a new book store in Portugal, Spain. Advanced ID in 2008 will be marketing the new reader into various industries.

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

In the UHF RFID Market, there are several competitors who have readers that compete with the company. Intermec, Psion and Symbol all sell readers but at very high prices. In the tire RFID business, this is, at present, no competition.

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

Our research and development activities over the last two years have included researching, designing and developing RFID tags and readers for general supply chain applications including the tire management industry.

Risk Factors That May Affect Future Results

(a) We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that Advanced ID can operate in a profitable manner. To date, we have an accumulated deficit of $9,161,789 as of December 31, 2007. Even if we obtain future revenues sufficient to expand operations, increased production or marketing expenses would adversely affect liquidity of Advanced ID.

(b) We do not have an active market in our securities. If our common stock has no active trading market, you may not be able to sell your common shares at all.

We do not have an active public market for our common shares. The trading volume of our securities on the OTC Bulletin Board has averaged 64,637 shares per day over the last twelve months ended December 2007 ranging from an average low of 32,613 shares per day in the month of June 2006 to an average high of 155,557 shares per day during the month of April 2007. We cannot assure you that an active public market will ever develop. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

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

At December 31, 2007, we maintained cash balances with the Bank of Montreal, Canadian Imperial Bank of Commerce and Bank One. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. Our liquidity may be negatively affected if these institutions should fail.

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

(g) Your vote may not affect the outcome of any shareholder vote since our principal stockholder currently retains approximately 16.47% of our outstanding stock.

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

To date we have entered into three distribution agreements. In May 2003, Advanced ID announced that we had signed an agreement with Loving Kindness International Technology Co., Ltd. ("LKIT") for the distribution of its products in Taiwan. LKIT is one of the largest suppliers of veterinary products in Taiwan, servicing the needs of the companion animal and livestock markets. In November 2003, Advanced ID announced that we had reached an agreement with Natural Fields S.A. of Argentina for distribution in that country. Natural Fields S.A. is one of the largest exporters of cattle to Europe and the United States. In January 2004, Advanced ID announced that we had signed an agreement with Trace Australia Pty Ltd. as its exclusive distributor for Australia. Trace Australia is a wholly owned subsidiary of Polymer Direct Australia Pty Ltd. ($30 million annual revenues) and was established specifically to focus on the development and distribution of RFID applications.

In 2006, Advanced ID reached an agreement with Shenzhen FTRD to distribute both LF and UHF RFID products in China. In 2007 Advanced ID signed distribution agreements covering tire management with Arsenault Associates and Myers Industrial in the United States and the company signed tire related distribution agreements with Malaysia's Kit Loong, Germany's REMA Tiptop and Brazil's Budini. The five agreements signed in 2007 are expected to provide a global distribution capability for the company's tire related product line. Lastly the company inked in 2007 a distribution agreement with Creativesystems in Portugal to sell Advanced ID products in the general supply chain markets.

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

We face foreign exchange rate exposure. We will offer payment for our products and services in U.S. dollars except for our Canadian customers who will pay us in Canadian dollars. With the acquisition of Pneu-Logic we are further exposed to the currency fluctuations between Euros, British sterling pounds and U.S. dollars. With the majority of expenses expected to be in Canadian dollars, we will be exposed to fluctuations in foreign exchange rates from both a transactional and translational perspective. There is a risk that foreign exchange rate fluctuations between the Canadian dollar and the U.S. dollar will be disadvantageous to us.

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

We will contract with third parties to provide some of the technological components regarding our products. We cannot assure you that, if we cannot contract with these parties on terms favorable to us, that we will be profitable. We have outsourced the design and manufacturing of the antennae utilized as one of the key components in Advanced ID's RFID products to Hana Microelectronics Public Co. Ltd of Lamphun, Thailand. In addition, Advanced ID has outsourced manufacturing of the plastic encapsulation of its RFID tags to Guide-Trend Co., Ltd. of China. In April 2003, Advanced ID announced it had signed a strategic partnership agreement with Guide-Trend to perform production and encapsulation functions. Currently, there are no general contractual requirements as the terms are negotiated and specified for each purchase order based on volumes purchased.

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

Employees

At the end of 2007, Advanced ID has five full-time employees, six contract employees and one part-time employee. On July 1, 2005 Advanced ID Corporation acquired a 60% interest in AFG Asia Engineering Ltd of Chiang Mai, Thailand. The Managing Director, Mr. Gottfried Auer and 40 % owner of AFG Engineering Asia Ltd. has been providing Advanced ID Corporation with all RFID engineering services since 2003. Mr. Auer has a Staff of nine hardware and software engineers and support staff in the Chiang Mai office. Subsequent to the purchase of AFG Asia Engineering Ltd. the corporate name was changed to reflect the new ownership structure and is now known as Advanced ID Asia Engineering Co. Ltd. Advanced ID divested its interest in Advanced ID Asia Engineering Co. Ltd in 2007 but continues to outsource certain tasks to Advanced ID Asia Engineering Co. Ltd.

In 2007, Advanced ID acquired Pneu-Logic in the UK. The subsidiary has three employees, including in the above, with contract assistance for accounting, manufacturing and product development.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

We currently have an agreement to lease office premises until August 31, 2012. We have committed to leasing approximately 1,920 rentable square feet and are obligated to pay basic rent and all operating costs, including utilities and taxes for a total cost of $2,800 per month. The real property utilized by Advanced ID is in good condition, adequate for present operations and adequately covered by insurance.
We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage. The property is located at 4500 5the Street NE, #200 Bay 6, Calgary, Alberta T2E 7C3 Canada.


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

                             Fiscal 2007               Fiscal 2006
                           High       Low            High       Low
                           ----       ---            ----       ---
First Quarter            $0.46        $0.22         $0.43      $0.12
Second Quarter           $0.49        $0.23         $1.40      $0.28
Third Quarter            $0.36        $0.22         $0.38      $0.21
Fourth Quarter           $0.28        $0.15         $0.32      $0.21

Holders

As of March 24, 2008, the approximate number of shareholders of common stock of Advanced ID was 1,819.

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

Securities Authorized For Issuance under Equity Compensation Plans

Plan Category             Number of Securities        Weighted Average Exercise      Number of Securities
                          Issued upon Exercise of     Price of Outstanding Options    Remaining Available
                          Outstanding Options,        Warrants and Rights             Future Issuance
Equity
Compensation
Plans Approved
by Security Holders                  n/a                         n/a                          n/a

Equity
Compensation
Plans Not Approved
by Security Holders           11,939,583                       $0.361                         n/a
                              ----------                       ------                      ------
Total                         11,939,583                                                      n/a

Recent Sales of Unregistered Securities

(i) Fiscal 2006 Transactions

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

(ii) Fiscal 2007 Transactions

During 2007, Advanced ID issued a total of 5,098,394 shares of common stock; 965,000 shares of common stock were issued for cash proceeds of $254,000 and collected $20,000 of a subscription receivable from the prior year, 811,667 shares of common stock were issued on the exercise of warrants for $213,500 of cash and a note receivable for $30,000, 1,170,355 shares of common stock were issued as settlement of debt valued at $361,941, 1,000,000 shares of common stock were issued on the acquisition of PL valued at $318,810 and 1,151,372 shares of common stock were issued for services rendered valued at $283,440. We also wrote off a note receivable that we had accepted in 2007 in exchange for the exercise of 100,000 common stock warrants valued at $30,000 to one investor due to his inability to pay. These shares are currently still outstanding.

(iii) Fiscal 2008 Transactions

On February 27, 2008 Advanced ID issued a total of 130,000 shares of Common Stock to one investor for cash proceeds totaling $15,600.

On February 27, 2008 Advanced ID issued a total of 1,363,166 shares of Common Stock to several investors for cash proceeds totaling $163,580. In connection with the sale of the 1,363,166 shares of common stock, Advanced ID issued warrants to acquire 1,363,166 shares of common stock at $0.30 per share for a period of two years.

On February 27, 2008 Advanced ID issued a total of 1,500,000 shares of Common Stock to several investors for cash proceeds totaling $150,000. In connection with the sale of the 1,500,000 shares of common stock, Advanced ID issued warrants to acquire 1,500,000 shares of common stock at $0.30 per share for a period of two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Fiscal Years Ended December 31, 2007 and December 31, 2006.

The net loss of $2,721,983 for the year ended December 31, 2007 was larger by $510,680 versus last year due to higher operating and sales expenses, accrued non cash compensation to directors.

Revenues

Revenues of $1,010,003 during the year ended December 31, 2007 increased by $212,012 or 26.57% from last year. The increase in revenues for the year ended December 31, 2007 was a result of increased RFID tag sales to Goodyear Tire and Rubber Company, stable chip sales to the companion animal sector, increased UHF RFID readers and the addition of Pneu-Logic product sales for six months.

On November 1, 2006, National Companion Animal Coalition's (NCAC) approval was received for our ISO companion animal microchips.
Although FECAVA microchips are being phased out for companion animals by the NCAC in Canada, we continue to sell them for use in non-companion animals and to veterinarians who continue to prefer FECAVA to ISO microchips. We are also actively promoting the ISO microchip throughout Canada and Asia as well. Of the total revenues earned of $1,010,003 for the year ended December 31, 2007, $710,726 or 70.37%
were from our companion animal/biological sciences division in Canada and $229,277 or 29.63% were from our ultra high frequency (UHF) sales throughout the world and the six month revenue from our Pneu-Logic division.

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

Cost of Revenues

Cost of revenues of $525,127 for the year ended December 31, 2007 increased by $148,371 or 39.38% over the previous year. The increase in cost of revenues is attributed to a higher volume of products sold during the current year ended December 31, 2007. It is noted that revenues increased by 26.57% and cost of sales increased by 39.38%.

Research and Development

Research and development expenses of $265,787 for the year ended
December 31, 2007 increased by $25,412 or 10.57% over last year's comparable period. This increase is due to the fact that the engineering development of the new reader line is continuing and the Pneu-Logic product development is ongoing.

Selling, General and Administrative

For the year ended December 31, 2007, selling, general and administrative expenses of $2,316,173 were lower by 3.67% over last year due to prudent control over the expenses. This, however, includes new costs related to the newly acquired subsidiary, Pneu-Logic since July 1,2007, increased salary costs with the addition of a new vice president and COO as well as a new investor relations contract and lobbying efforts of $54,475. Travel costs increased to $104,593; professional fees related to legal and audit services increased to $223,466, director's costs fees increased by $1,847; Employee non-cash compensation costs decreased by $117,662.

Our consultants include Seymour Kazimirski, Hubert Meier, both of whom also serve as directors, Gottfried Auer, Saran Yimsrijalernkit, and Keith Taite. For Messrs. Kazimirski, Meier, please refer to the section titled "Business Experience of Officers and Directors" for their qualifications. Messrs. Auer and Yimsrijalernkit of Advanced ID Asia Engineering AFG Co., Ltd. are professional engineers who have led the design, development, testing and implementation of our RFID livestock tags and readers. Mr. Taite is a professional engineer specializing in software development for Honeywell Inc., a diversified technology and manufacturing leader of aerospace products and services; control technologies for buildings, homes and industry; automotive products; power generation systems; specialty chemicals; fibers; plastics and advanced materials. Mr. Taite has led the development of our software system to manage data from our RFID readers to computers.

Insurance

During 2007, insurance costs increased to $6,076 or by 394% as a result of market competition.

Minority Share of Net Income

On July 1, 2007, Advanced ID divested its 60% interest in AFG Asia Engineering Co. Ltd.

Interest Income

During the year ended December 31, 2007, interest income of $1,734 was higher by $10,049 or 120.85% over last year. Of the total of $1,734 in interest income during 2007, $773 is attributed to interest paid for a Note Payable owed to one of our directors.

As at December 31, 2007, we had only one remaining note payable outstanding which accrues interest at 10% per annum, payable monthly.

Liquidity and Capital Resources

As at December 31, 2007, we had cash and cash equivalents of $61,557.

During the year ended December 31, 2007, net cash used in operating activities of $738,683 was higher by $1,881 or 0.25% as compared to the year ended December 31, 2006.

During the year ended December 31, 2007, net cash provided by financing activities of $678,088 was lower by $148,565 or 17.97% as compared to the previous year ended December 31, 2006. During 2007, cash has been provided through, completed subscription agreements from investors for $254,000 and collection of $20,000 of subscription receivable from prior year.

Currently in the global livestock industry, countries such as the United States, Canada, Taiwan, Australia, New Zealand, Thailand, Argentina, Brazil and the countries of the European Union are considering or have expressed their intent to make the identification of livestock mandatory. The primary reasons for this action are to employ a system to improve the speed and accuracy of tracing livestock to minimize or eliminate the impact of food safety issues from human consumption of meat products, and because importing regions such as the European Union, Asia and North America are demanding that an identification and trace back system is in place from the countries in which they import meat products and livestock from. This trend is reasonably likely to have a material positive impact on our long term revenues, results of operations and liquidity.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next two to three months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next seven to ten months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $40,000 to $50,000 per month. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 38.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of Advanced ID is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Advanced ID's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. However, we are delinquent in our Form 8-K requirements relating to the acquisition of Pneu-Logic due to our inability to timely locate a PCAOB approved accountant in the United Kingdom to complete the required audit work. Additionally, our lack of human resources compounded by lack of financial resources has led to a weakness in our ability to timely complete the reports required under the Exchange Act of 1934. Therefore, it is our conclusion that Advanced ID's internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Advanced ID's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Advanced ID to provide only management's report in this annual report.


ITEM 8B.  OTHER INFORMATION

None


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

NAME              AGE     POSITIONS HELD             SINCE

Dan Finch          65    President & CEO, Director   September 2005
Sudeep Bhargava    51    Director of Operations      January 2007
Seymour Kazimirski 61    Director/Chairman           October 2002
Hubert Meier       61    Director                    February 2003
Terry Fields       65    Director                    July 2005

Business Experience of Officers, Directors and Significant Employees

Dan Finch - President & CEO, has 21 years of executive level management experience in wireless HSIA and VoIP phone technology, high-speed internet infrastructure and financial services for small pre IPO high tech companies. Dan Finch led a division of DSC that designed and manufactured all the cell switches for Motorola, under the Motorola brand. While serving at C-COR/COMLUX, he was responsible for the turnaround of this subsidiary, and realized three-fold growth. Dan Finch's educational background includes an MBA, Finance and Economics from University of Chicago, a BS in Physics from the Indiana Institute of Technology and certification in Technical Management from the University of California, Berkeley.

Sudeep Bhargava - Vice President, Operations and Interim Chief Financial Officer, has over 28 years of management experience in hospitality industry and in non-profit sector, and lately in the pet industry at the Calgary Humane Society as the General Manager of Finance & Operations for over eight years. Sudeep Bhargava has a Bachelor of Commerce degree from Agra University, Agra, India in 1977. Later in 1994, he earned the accounting designation of Certified Management Accountant (CMA) in Regina, Saskatchewan, Canada. Currently, Sudeep Bhargava is a member of CMA Alberta, a professional association for management accountants. He has for many years contributed numerous hours of his time to many volunteer organizations in Regina and Calgary and continues to do so in Calgary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To Advanced ID's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of Advanced ID, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance.

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

Indemnification.

Advanced ID shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of Advanced ID, or served any other enterprise as director, officer or employee at the request of Advanced ID. The board of directors, in its discretion, shall have the power on behalf of Advanced ID to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of Advanced ID, Advanced ID has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy
as expressed in the Act and is, therefore, unenforceable.   In the
event that a claim for indemnification against such liabilities (other than the payment by Advanced ID of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, Advanced ID will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

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

On September 15, 2005, Advanced ID entered into an employment agreement with Dan Finch, as the company's CEO and President for an annual salary of $94,200. In addition to his salary, Mr. Finch received a one-time payment of $5,000 for moving expenses and received 1,000,000 options that vested in 2007.

                                                                    Long Term Compensation
                       Annual Compensation                            Awards               Payouts
 (a)                    (b)     (c)            (d)      (e)      (f)             (g)      (h)            (i)
                                                       Other                  Securities                   All
Name                                                   Annual Restricted      Underlying   LTIP           Other
and                                                    Compen-   Stock          Options/   Pay-          Compen-
Principal                       Salary        Bonus    sation    Awards          SARs      Outs          sation
Position                Year      ($)          ($)       ($)       ($)           (#)       ($)             ($)
Dan Finch
CEO                    2007     $103,620       $0        $0        $0      1,200,000        $0             $0
                       2006     $103,620       $0        $0        $0              0        $0             $0
                       2005      $94,200       $0        $0        $0              0        $0             $0
Sudeep Bhargava        2007      $85,000       $0        $0        $0         50,000        $0             $0
CFO                    2006        N/A         $0        $0        $0              0        $0             $0
                       2005        N/A         $0        $0        $0              0        $0             $0

We do not have any standard arrangements by which directors are compensated for any services provided as a director. On April 26, 2006, we issued 1,000,000 options to five directors and 10,000 restricted common shares to each director in lieu of a cash payment. Also on July 21, 2005, we issued 1,000,000 options to five directors, 20,000 common shares were issued to one director and 10,000 common shares were issued to six other directors. On April 22, 2004, we issued a total of 1,150,000 options to five directors. Also, on April

22, 2004, we issued 10,000 restricted common shares to each director in lieu of a cash payment. No cash has been paid to the directors in their capacity as such.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 24, 2008, the number and percentage of outstanding shares of Advanced ID common stock owned by
(i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

(i) Persons Beneficially Owning More Than 5% of Outstanding Common
Stock

                                                 Common Stock      Percentage of
Title of Class     Name of Beneficial Owner   Beneficially Owned    Class Owned
--------------     ------------------------   ------------------   -------------
Class A Common     Heritage Ventures, Ltd.        9,403,540            16.47%

Heritage Ventures Ltd. is a widely held public company that was de-listed from trading on the Alberta Stock Exchange, predecessor to the TSX Venture Exchange, effective May 7, 1999. The largest shareholder that we are aware of controls approximately 5.3% of the outstanding shares in Heritage Ventures.

(ii) Directors of Advanced ID Corporation

                                                 Common Stock      Percentage of
Title of Class     Name of Beneficial Owner   Beneficially Owned    Class Owned(1)
--------------     ------------------------   ------------------   -------------
Class A Common            Dan Finch                 150,180            0.26%
Class A Common         Seymour Kazimirski         3,924,484            6.84%
Class A Common            Hubert Meier              939,813            1.64%
Class A Common            Terry Fields              462,904            0.80%

(iii) Officers and Significant Employees of Advanced ID Corporation

                                                 Common Stock      Percentage of
Title of Class     Name of Beneficial Owner   Beneficially Owned    Class Owned(1)
--------------     ------------------------   ------------------   -------------
Class A Common            Dan Finch                 150,180            0.24%
Class A Common            Sudeep Bhargava           110,000            0.18%

(iv) Directors and Officers of Advanced ID Corporation as a Group

                                                 Common Stock      Percentage of
Title of Class     Name of Beneficial Owner   Beneficially Owned    Class Owned(1)
--------------     ------------------------   ------------------   -------------
Class A Common        Directors/Officers         5,587,381              9.74%

(1)Based upon 57,355,986 issued and outstanding as of March 24, 2008.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Seymour Kazimirski

In addition to being a director of Advanced ID, Mr. Kazimirski also provides consulting services to Advanced ID for the purpose of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. A total of $126,283 and $105,315 in consulting fees were paid or accrued to Kazimirski in fiscal 2007 and 2006 fiscal years respectively

Hubert Meier

In addition to being a director of Advanced ID, Mr. Meier also provides consulting services to Advanced ID for the purpose of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. Mr. Meier receives $175 per hour for his services. A total of $20,200 and $31,712 in consulting fees were paid or accrued to Meier in fiscal 2007 and 2006 fiscal years respectively.

Terry Fields

Mr. Fields is a director of Advanced ID. Mr. Fields also provides consulting services to Advanced ID for in the area of Investor Relations and Public Relations. Mr. Fields receives $175 per hour for his services. A total of $41,815 and $21,000 in consulting fees were paid to Mr. Fields or accrued in fiscal 2007 and 2006 fiscal years respectively.

Director Independence.

Seymour Kazimirski, Hubert Meier, Terry Fields and Dan Finch are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS

(5)  Articles of Incorporation, By-Laws and Stock Option Plan.
     (i)  Articles of Incorporation.(1)
    (ii)  By-Laws.(1)
   (iii)  Stock Option and Incentive Plan revised December 16, 2004.(8)
    (iv)  Change in Directors filed July 27, 2005.(8)
     (v)  Resignation of Chief Financial Officer files August
          18, 2005(8)
(10)      Material Contracts.
     (i)  Employment Agreement with Sudeep Bhargava dated December 26,
          2006.(2)
    (ii)  Employment Agreement with Barry Bennett dated November
          15, 2005.(10)
   (iii)  Employment Agreement with Dan Finch dated September 15,
          2005.(8)
    (iv)  Agreement and Plan of Merger between AIDO Acquisition,
          Inc., Advanced ID and Universal Pet Care, Inc.(4)
     (v)  Authorized Distributor Agreement with Trace Australia
          Pty Ltd.(5)
    (vi) Consultant Agreement with Hubert Meier Consultancy Co. dated May 21, 2002.(5)
   (vii) Convertible Debenture Purchase Agreement between Universal Pet Care, Inc. and HEM Mutual Assurance LLC.(4)

  (viii) $995,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January
          20, 2004.(4)
    (ix) $4,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January
          20, 2004.(4)
     (x) Strategic Partnership Agreement with Applied Wireless Identifications Group, Inc.(6)
    (xi)  Strategic Partnership Agreement with KSW Microtec AG.(6)
   (xii)  Strategic Partnership Agreement with Guide-Trend Co., Ltd.(6)
  (xiii)  Consulting Agreement with Gottfried Auer dated April 15,
          2003.(7)
(11)  Statement of Computation of Per Share Earnings.(2)
          This Computation appears in the Financial Statements.
 (21)  Subsidiaries of the Registrant.
     (i) AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.
    (ii) Universal Pet Care, Inc., a Hawaii private company incorporated on August 25, 1994 is wholly owned by the registrant.
(31)      302 Certifications.(2)
(32)      906 Certifications.(2)

1  Filed previously on Form 10-KSB dated April 28, 1999.
2  Filed herewith.
3  Filed previously on Form 10-QSB dated May 13, 2004.
4  Filed previously on Form 8-K dated February 10, 2004.
5 Filed previously on Form SB-2/Amendment 1 dated September 14, 2004. 6 Filed previously on Form SB-2/Amendment 2 dated December 1, 2004.
7 Filed previously on Form SB-2/Amendment 3 dated January 24, 2005.
8 Filed previously on Form 10-QSB dated November 11, 2005
9 Filed previously on Form 10-KSB dated March, 2004
10 Filed previously on Form 10-KSB dated March, 2006


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $78,500 and $55,000 from our principal accountant for the 2007 and 2006 fiscal years respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees.   We incurred aggregate tax fees and expenses of $0 and $0
from our accountant for the 2007 and 2006 fiscal years respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred aggregate fees and expenses of $7,265 and
$0 from our principal accountant for the 2007 and 2006 fiscal years respectively, for services rendered in regard to the filing of our Form SB-2 and 8-K.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 and 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using LBB & Associates LTD. LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced ID Corporation
(Registrant)

By:  /s/Dan Finch                                Dated: April 14, 2008
     ----------------------
     Dan Finch, Chief Executive Officer and President
    (As a duly authorized officer on behalf of the
     Registrant and as Principal Executive Officer)

By:  /s/Sudeep Bhargava                           Dated: April 14, 2008
     -----------------------
     Sudeep Bhargava, Interim Chief Financial Officer
    (As a duly authorized officer on behalf of the
     Registrant and as Principal Financial and
     Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/Terry Field                               Dated: April 14, 2008
     ----------------------
     Terry Field, Director

By:  /s/ Dan Finch                                Dated: April 14, 2008
     ----------------------
     Dan Finch, Director

By:  /s/Seymour Kazimirski                        Dated: April 14, 2008
     ----------------------
     Seymour Kazimirski, Director

By:  /s/Hubert Meier                              Dated: April 14, 2008
     ----------------------
     Hubert Meier, Director

ADVANCED ID CORPORATION
INDEX TO FINANCIAL STATEMENTS

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm    39
Consolidated Balance Sheet                                 40
Consolidated Statements of Operations                      42
Consolidated Statement of Stockholders'
  (Deficit) and Comprehensive Loss                         43
Consolidated Statements of Cash Flows                      45
Notes to Consolidated Financial Statements                 47

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Advanced ID Corporation
Calgary, Alberta, Canada


We have audited the accompanying consolidated balance sheet of Advanced ID Corporation (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced ID Corporation as of December 31, 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 26, 2008

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
  Cash                                                     $   61,557
  Trade accounts receivable, net                              113,943
  Inventory                                                    95,914
  Prepaid expenses                                              2,018
                                                           ----------
      Total current assets                                    273,432

   Property and equipment, net                                 49,986
   Goodwill                                                   122,468
   Customer list, net                                          62,500
                                                           ----------
      Total other assets                                      234,954
                                                           ----------
      Total assets                                         $  508,386
                                                           ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                         $  300,636
  Accounts payable - related parties                           66,912
  Loan payable - related party                                 59,806
  Deposit on shares to be issued                              192,500
  Accrued liabilities                                          57,343
  Contingent consideration on acquisition of Pneu-Logic       240,000
                                                           ----------
      Total current liabilities                               917,197
                                                           ----------
      Total liabilities                                       917,197
                                                           ----------
STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par; 500,000 shares
    authorized; none issued                                         -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 57,318,308 shares outstanding                 573,184
  Additional paid-in capital                                8,180,170
  Subscription receivable                                      (2,000)
  Accumulated deficit                                      (9,161,789)
  Accumulated other comprehensive income                        1,624
                                                           ----------
      Total stockholders' deficit                            (408,811)
                                                           ----------
      Total liabilities and stockholders' deficit          $  508,386
                                                           ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

                                               2007          2006
                                            ----------    ----------
Revenues                                  $ 1,010,003    $  797,991
Cost of revenues                              525,127       376,756
                                          -----------    ----------
  Gross profit                                484,876       421,235

Research and development expense              265,787       240,375
General and administrative expense          2,316,173     2,404,762
Impairment of goodwill                        486,888             -
                                          -----------     ---------
  Operating loss                           (2,583,972)   (2,223,902)

  Interest income (expense)                     1,734        (8,315)
                                          -----------   -----------
Loss from continuing operations            (2,582,238)   (2,232,217)
(Loss) income from discontinued
operations                                   (139,745)       20,914
                                          -----------   -----------
Net Loss                                  $(2,721,983)  $(2,211,303)

Warrant holder inducement dividend           (155,647)            -
                                          -----------   -----------
Net loss applicable to common
Shareholders                              $(2,877,630)  $(2,211,303)
         ===========   ===========
Net loss per share:

  Basic and diluted loss
     Continuing operations                     $(0.05)       $(0.05)
                                          ===========   ===========
     Discontinued operations                   $(0.00)       $(0.00)
                                          ===========   ===========
  Basic and diluted weighted average
    Shares outstanding                     54,951,487    48,981,027
                                          ===========   ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
(CONTINUED ON NEXT PAGE)

	                                                               Additional
                                             Common Stock       Paid -in    Subscription
                                           Shares    Amounts     Capital      Received
                                           -----------------    ----------   -----------
BALANCE, December 31, 2005               45,370,343 $ 453,703 $ 3,667,163    $       -
Comprehensive loss:
  Net loss
  Foreign currency

      Total comprehensive loss

Stock issued for services                 1,319,485    13,195     429,668            -
Stock issued for cash                     3,513,594    35,136     563,864      (22,000)
Stock issued on acquisition purchase of
  assets                                    500,000     5,000     145,000            -
Stock issued on conversion of debt          263,158     2,632      83,368            -
Exercise of options and warrants          1,253,334    12,533     257,467            -
Stock issued for services                         -         -     854,275            -
                                         ----------  --------  ----------     --------
BALANCE, December 31, 2006               52,219,914   522,199   6,000,805      (22,000)


Comprehensive loss:
  Net loss
  Foreign currency

      Total comprehensive loss

Stock issued for services                 1,151,372    11,514     271,926            -
Stock issued for cash                       965,000     9,650     244,350       20,000
Stock issued on acquisition of Pneu-Logic 1,000,000    10,000     308,810            -
Stock issued on settlement of debt        1,170,355    11,704     350,237            -
Exercise of options and warrants            811,667     8,117     235,383            -
Stock options issued for services                 -         -     613,012            -
Warrant holder inducement dividend                -         -     155,647            -
                                         ----------  --------  ----------     --------
BALANCE, December 31, 2007               57,318,308  $573,184  $8,180,170     $ (2,000)
                                         ==========  ========  ==========     ========

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

                                         Accumulated
                                            Other                       Total
                                        Comprehensive    Accumulated  Stockholders'
	                                         Income (Loss)     Deficit       Equity
                                        -------------    -----------  -------------
BALANCE, December 31, 2005               $ 15,917       $(4,072,856)   $  63,927
Comprehensive loss:
  Net loss                                      -        (2,211,303)  (2,211,303)
  Foreign currency                            560                 -          560
                                                                       ---------
      Total comprehensive loss                                        (2,210,743)
                                                                       ---------
Stock issued for services                       -                 -      442,863
Stock issued for cash                           -                 -      577,000
Stock issued on acquisition purchase of
  assets                                        -                 -      150,000
Stock issued on conversion of debt              -                 -       86,000
Exercise of options and warrants                -                 -      270,000
Stock issued for services                       -                 -      854,275
                                          -------         ---------    ---------
BALANCE, December 31, 2006                 16,477        (6,284,159)     233,322


Comprehensive loss:
  Net loss                                      -        (2,721,983)  (2,721,983)
  Foreign currency                        (14,853)                -      (14,853)
                                                                       ---------
      Total comprehensive loss                                        (2,736,836)
                                                                       ---------
Stock issued for services                       -                 -      283,440
Stock issued for cash                           -                 -      274,000
Stock issued on acquisition of Pneu-Logic       -                 -      318,810
Stock issued on settlement of debt              -                 -      361,941
Exercise of options and warrants                -                 -      243,500
Stock options issued for services               -                 -      613,012
Warrant holder inducement dividend              -          (155,647)           -
                                          -------         ---------    ---------
BALANCE, December 31, 2007                $ 1,624        $(9,161,789)  $ (408,811)
                                          =======         =========    =========


See accompanying summary of accounting policies and notes to consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                 2007          2006
                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(2,721,983)  $(2,211,303)
  Net income (loss) from discontinued
    Operations                                  (139,745)       20,914
                                              ----------    ----------
  Net loss from continuing operations         (2,582,238)   (2,232,217)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                102,960        67,946
    Stock issued for services                    283,440       442,863
    Stock options issued for services            613,012       854,275
    Bad Debt Expense                              41,097             -
    Goodwill impairment                          486,888             -
      Change in assets and liabilities:
        Accounts receivable                       32,057        25,961
        Inventory                                (72,642)       15,638
        Prepaid expenses                          19,289        14,932
        Accounts payable                         166,259       (28,063)
        Accounts payable - related parties       175,539        64,787
        Accrued liabilities                       (6,091)       41,921
                                              ----------    ----------
Net cash used in operating activities           (740,430)     (731,957)
Net cash used in operating activities
  - discontinued operations                        1,747       (4,845)
                                              ----------    ----------
CASH FLOWS USED IN OPERATING ACTIVITIES         (738,683)     (736,802)
                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Pneu-Logic Ltd.                (100,000)            -
  Purchase of property and equipment             (16,254)       (4,792)
                                              ----------    ----------
Net cash used in investing activities           (116,254)       (4,792)
Net cash used in investing activities
  - discontinued operations                      (16,193)      (11,383)
                                              ----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES         (132,447)      (16,175)
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                      274,000       577,000
Proceeds from the exercise of stock
    options and warrants                         213,500       270,000
Proceeds from loan payable - related party        60,000             -
Proceeds from deposits on shares to be issued    192,500             -
Payments on Pneu-Logic Debt issued               (60,000)            -

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Continued)

                                                 2007          2006
                                            ------------   ------------

Payments on loans payable - related party             -       (16,160)
                                              ----------    ----------
Net cash provided from financing activities      680,000       830,840
Net cash provided from financing activities
  discontinued operations                         (1,912)       (4,187)
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES             678,088       826,653
                                              ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES                  (12,188)       (5,703)
                                              ----------    ----------

NET INCREASE (DECREASE) IN CASH                 (205,230)       67,973
CASH, beginning of year                          266,787       198,814
                                              ----------    ----------
CASH, end of year                             $   61,557    $  266,787
                                              ==========    ==========


CASH PAID FOR:
  Interest                                      $      -      $      -
  Taxes                                         $      -      $      -

NON CASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for acquisition of
    Pneu-Logic Ltd.                             $318,810     $       -
  Common stock issued for debt                  $361,941     $  86,000
  Common stock issued for assets                       -     $ 150,000
  Debt Issued for acquisition of Pneu-Logic     $300,000     $       -
  Common stock issued for subscription
    Receivable                                  $      -     $  22,000
  Subscription receivable issued for exercise
    of warrants                                 $ 30,000     $       -
  Warrant holder inducement dividend            $155,647     $       -


See accompanying summary of accounting policies and notes to consolidated financial statements

ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Advanced ID Corporation ("Advanced ID" or the "Company") was originally incorporated in South Dakota on August 13, 1990. Advanced ID is in the business of marketing Radio Frequency Identification ("RFID") products for the purpose of identification and trace back of animals in the companion animal, biological sciences and agricultural sectors. Advanced ID is the Canadian re-seller of products manufactured by Avid Marketing Inc. In 2004, Advanced ID began commercializing its proprietary ultra high frequency DataTRAC(tm) tags, readers, and trace back management solutions to minimize or eliminate the spread of disease, and the resulting impact of biosecurity and food safety issues related to the livestock industry. During 2005, the Company commenced selling Ultra High Frequency identification tags to a tire company.
The sales of RFID tire tags to Goodyear helped the Company focus on supply chain RFID as an additional line of business. By the end of 2006, the Company had initial sales of tire tags, tire patches and UHF RFID readers associated with the tire management industry to ten companies in six countries. Additionally, the Company is enjoying a higher level of interest and sales in the general supply chain business in Asia. Lastly, the Company's universal RFID reader product line will be released early next year.

During the past several years Advanced ID has been involved in research & development of RFID readers and RFID tags for various market segments and will continue to do so during 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Basis of Consolidation
----------------------
The consolidated financial statements include the accounts of Advanced ID Corporation, its wholly-owned subsidiaries Avid Canada Corporation ("AVID Canada"), Universal Pet Care, Inc. ("UPC") and Pneu-Logic Ltd. ("PL"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation
----------------------------
Since Advanced ID is located in Canada, the Canadian dollar has been designated as the functional currency. With the acquisition of Pneu-Logic the currency of trade can be Euros, British sterling pounds and US Dollars, however the British sterling pounds has been designated as the functional currency. The reporting currency is the United States dollar. All balance sheet accounts have been translated at the current exchange rate as of December 31, 2007. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' equity (deficit).

Accumulated Other Comprehensive Loss
------------------------------------
Total accumulated other comprehensive loss consists of net loss and other changes in stockholders' equity (deficit) from transactions and other events from currency translation gains and losses. The components of and changes in accumulated other comprehensive income as it relates to the currency translation gains (losses) are ($14,853) and $560 for the years ending December 31, 2007 and 2006, respectively.

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

Allowance for Doubtful Accounts
-------------------------------
The Company provides an allowance against accounts receivables for estimated losses that may result from our customers' inability to pay. The allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and changes in customer's cycles and customer's credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged and written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews our customer's credit worthiness periodically based on independent credit reporting services, the Company's experience with the customer and the economic condition of the customer's industry. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future. The company has recorded an allowance of $16,852 as of December 31, 2007.

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

Goodwill
--------
The Company accounts for goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No, 142, "Goodwill and Other
Intangible Assets." Under SFAS No. 142, goodwill is deemed to have an indefinite life are not amortized but is subject to an annual impairment test.

The Company recognized an impairment loss of $486,888 in 2007 based on management's valuation.

Intangible Assets
-----------------
Intangible assets consist of a customer list purchased on the acquisition of Pneu-Logic Ltd. This list is being amortized straight-line over three years. Accumulated amortization as at December 31, 2007 was $12,358.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash and cash equivalents, receivables, payables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares outstanding, assuming the exercise of outstanding options and warrants for the years ended December 31, 2007 and 2006, were 69,257,891 and 61,493,664, respectively.

Stock Options
-------------
The Company uses the fair value accounting method as provided under SFAS No. 123(R). The fair value of each option granted is estimated on
the date of grant using the Black-Scholes option-pricing model.   The
following weighted average assumptions were used in the calculation of the 2007 (2006) compensation expense: dividend yield 0% (2006 - 0%), expected volatility of 97.9% (2006 - 157.5%), risk-free interest rate of 6.3% (2006 - 5.8%), and expected lives of 5 years (2006 - 5 years).

Segment Reporting
-------------
The Company operates in one industry segment - radio frequency identification microchip readers and tags. The Company operates in one geographic area, being the United States of America.

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company's Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

Reclassifications
-----------------
Certain 2006 amounts have been reclassified to conform to 2007 presentation.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006 and was adopted by the Company in the first quarter of 2007. The adoption of this interpretation did not have an impact on its financial position or results of operations.


NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the years ended December 31, 2007 and 2006 of $2,721,983 and $2,211,303, respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

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


NOTE 4 - ACQUISITION OF PNEU-LOGIC LTD.

 The following table summarizes significant acquisitions completed during the year ended December 31, 2007:

                               Purchase               Amortizable
                                Price     Goodwill    Intangibles
                               --------   --------    -----------
Pneu-Logic Ltd.               $ 718,810   $ 608,956    $ 75,400





































   PURCHASE PRICE

On July 1, 2007, Advanced ID Corporation (the "Company") acquired substantially all of the assets of Pneu-Logic Ltd. ("PL"). PL is engaged in the business of fleet tire management. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The aggregate purchase of $718,810 included $400,000 cash and 1,000,000 restricted shares of Advanced ID Corporation valued at $318,810. The cash component consists of $100,000 paid on the date of closing and contingent consideration of ten $30,000 monthly installments commencing October 1, 2007 based on meeting certain revenue targets. The value of 1,000,000 common shares issued was determined based on the closing price on the Effective Date.

The purchase price allocation is as follows (in thousands):

Current assets, net             $ 116,022
Property and equipment              5,654
Goodwill                          608,956
Customer list                      75,400
Bank overdraft                    (87,222)
                                ---------
Total adjusted purchase price   $ 718,810


















                                      =========

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets".

Goodwill                                   $ 608,956
Customer list                                 75,400
                                           ---------
Total identifiable intangible assets       $ 684,356
                                           =========
















The results of operations for PL have been included in the Company's consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2007. The following unaudited pro forma financial information presents the combined results of the Company and the 2007 acquisitions as if the acquisitions had occurred at the beginning of 2006:

                                    Unaudited pro forma
                                    -------------------
                                  Year Ended         Year Ended
                                  December 31,       December 31,
                                     2006               2007
                                  ------------       ------------
Net Revenue                       $ 1,090,496          $ 1,243,328
Net income (loss)                 $(2,173,729)         $(2,555,005)
Net income (loss) applicable to
  common shareholder              $(2,173,729)         $(2,850,397)
Net income (loss) per share-basic     $ (0.05)             $ (0.05)
Net income (loss) per share-diluted   $ (0.05)             $ (0.05)




































































The above unaudited pro forma financial information includes adjustments for depreciation and amortization of identifiable intangible assets.


NOTE 5 - DISCONTINUED OPERATIONS

Effective July 1, 2007, the Company disposed of its sixty percent owned subsidiary, Advanced ID Asia Engineering Co. Ltd., to focus its operations and reduce the cash requirements needed to continue this operation. The business identified as a divestiture has been classified as discontinued operations in the accompanying financial statements.

The following table summarizes the disposition:

Current assets                         $157,606
Property and equipment                   53,191
Goodwill                                 55,486
Current Liabilities                     (67,067)
Non Controlling Interest                (47,022)
                                        -------

 Net assets acquired                   $152,194
   Less: Consideration received        $      -
                                       --------
Loss on disposition                     152,194
Company's share of 2007 Earnings         12,449
                                       --------
Net loss on disposition                $139,745
                                       ========


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                             Estimated
         Lives           2007
                                              --------          ----

  Equipment and furniture                         5 yrs      $  28,856
  Computer hardware                               3 yrs         43,982
  Computer software                               2 yrs        180,951
                                                             ---------
    Total assets                                               253,789
  Less accumulated depreciation                               (203,803)
                                                             ---------
    Net book value                                           $  49,986
                                                             =========

Depreciation expense for 2007 was $90,460 (2006 - $76,542).


NOTE 7 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately $5,560,000 at December 31, 2007, and will expire in various years through 2016. Advanced ID recorded an increase in the valuation allowance of $700,000 and $340,000 for the years ended December 31, 2007 and 2006, respectively. The difference between the statutory rate and the effective rate for the years ended December 31, 2007 and 2006 relates to the change in valuation allowance.

Deferred income taxes consist of the following at December 31, 2007:

                                                     2007
                                                     ----
Long-term:
  Deferred tax assets                            $ 2,000,000
  Valuation allowance                             (2,000,000)
                                                 -----------
                                                 $         -
                                                 ===========


NOTE 8 - COMMON STOCK

During 2007, Advanced ID issued a total of 5,098,394 shares of common stock; 965,000 shares of common stock were issued for cash proceeds of $254,000 and collected $20,000 of a subscription receivable from the prior year, 811,667 shares of common stock were issued on the exercise of warrants for $213,500 of cash and a note receivable of $30,000, 1,170,355 shares of common stock were issued as settlement of debt valued at $361,941, 1,000,000 shares of common stock were issued on the acquisition of PL valued at $318,810, and 1,151,372 shares of common stock were issued for services rendered valued at $283,440. We also wrote off a note receivable that we had accepted in 2007 in exchange for the exercise of 100,000 common stock warrants valued at $30,000 to one investor due to his inability to pay. These shares are currently still outstanding.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

Options:

In May 2007, the Board approved the vesting of the President's remaining 1,000,000 options that were originally granted as part of his initial employment contract. Compensation expense for the fair value of these options of $337,018 has been included as part of the general and administrative expenses recorded during 2007.

In May 2007, the Board approved an option plan to issue each board member 200,000 common shares at $0.40 per common share for a term of five years. Compensation expense for the fair value of these options of $245,328 has been included as part of the general and administrative expenses recorded during 2007.

In May 2007, the Board authorized options to purchase 100,000 common shares with a term of 5 years to an employee and a consultant. These common shares shall be registered under Form S-8 with the Securities and Exchange Commission. Compensation expense for the fair value of these options of $30,666 has been included as part of general and administrative expenses recorded during 2007.

On August 3, 2007, the Board of Directors of the Company unanimously voted to increase the stock option exercise price to $0.50 per share on 800,000 options granted to Directors. Previously, these options were exercisable at $0.40 per share. This change was filed with the SEC effective September 30, 2007.

During 2006, Advance ID's Board of Directors approved the issuance of options to acquire 1,600,000 shares of common stock at $0.50 per share to consultants and Board members. The Company recorded a non-cash accounting charge of $854,275 for these options, which approximated the fair value of such share based compensation as outlined in the provisions of SFAS 123R.

The following table summarizes stock option activity:

Outstanding, January 1, 2006                    2,730,000
  Granted                                       1,600,000
  Exercised                                      (500,000)
  Cancelled                                      (150,000)
                                                ---------
Outstanding, December 31, 2006                  3,680,000
  Granted                                       1,900,000
                                                ---------
  Outstanding, December 31, 2007                5,580,000
                                                =========
  Exercisable at December 31, 2007              5,580,000
                                                =========

  Weighted-average grant-date fair value of options, granted during 2007 - $0.38 (2006 - $0.43).

  Weighted-average remaining, years of contractual life 2007 - $5.03 (2006 - $6.38).

Warrants:

During 2007, the Company issued warrants to purchase 2,040,000 shares of common stock; 1,590,000 warrants expire one year from the date of issuance and are exercisable at $.40 per share and 450,000 warrants expire in three years from the date of issuance and are exercisable at $.32 - $.36 per share. These warrants were issued in connection with a private placement. The fair value of these warrants was allocated between the common stock and warrants purchased.

As an inducement to all warrant holders with $0.30 exercise price, the Company has offered to issue two new warrants for each warrant exercised. These new warrants expire one year from issuance and are exercisable at $0.40 per share. During May 2007, 500,000 warrants with an exercise price of $0.30 per share were exercised. As a result 1,000,000 additional warrants with an exercise price of $0.40 per share were issued. The Company has recorded a warrant holder inducement dividend of $155,647 related to the additional warrants issued.

As of December 31, 2007, the Company had 6,359,583 warrants outstanding of which 3,824,585 expire in 2008, 2,084,998 expire in 2009 and 450,000 expire in 2010.

The following table summarizes warrant activity:


Outstanding, January 1, 2006                    2,767,502
  Granted                                       3,464,582
  Exercised                                      (753,334)
                                                ---------

Outstanding, December 31, 2006                  5,478,750
  Granted                                       2,040,000
  Expired                                         (22,500)
  Exercised (shares issued)                      (811,667)
  Exercised (shares to be issued)                (325,000)
                                                ---------
  Outstanding, December 31, 2007                6,359,583
                                                =========
  Exercisable at December 31, 2007              6,359,583
                                                =========

Weighted-average grant-date fair value of warrants, granted during 2007
- $0.34 (2006 - $0.43).

Weighted-average remaining, years of contractual life as of 2007 - 0.92 (2006 - 1.98).

In connection with the private placements in 2006, warrants to acquire an additional 3,439,582 shares of common stock were issued. These warrants are exercisable at $0.25 or $0.30 per common stock and expire either 2 or 3 years from issuance. These warrants were issued with a fair value of $611,286.


NOTE 10 - RELATED PARTY TRANSACTIONS

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

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During 2007 and 2006, consulting fees totaled $126,283 and $105,315 for his services, respectively.

On November 14, 2007, Mr. Kazimirski provided a $60,000 loan to the Company. This loan is unsecured, repayable on demand and bears interest at 10% per annum.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Meier continues to provide services based on his hourly rate. During 2007 and 2006 consulting fees totaled $20,200 and $31,712 for his services, respectively.

In addition to being a former director of Advanced ID, Mr. Goldenberg provided consulting services to Advanced ID for the purpose of Corporate reporting and is the Interim CFO and Secretary. During 2006 consulting fees totaled $3,238 for his services. Further, in 2006, rental payments on leased property of $9,282 were made to Mr.
Goldenberg.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Fields continues to provide services based on his hourly rate. During 2007 and 2006 consulting fees totaled $41,815 and $21,000 for his services, respectively.

The Company's Pneu-Logic subsidiary purchased $103,829 of inventory from a company controlled by the father of a Pneu-Logic employee.


NOTE 11 - COMMITMENTS

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

The Company has a number of lease commitments related to office space and equipment. Estimated future minimum lease payments under these leases are as follows:

  2008         $ 52,468
  2009           52,468
  2010           50,621
  2011           34,005
  2012           22,670
               --------
               $212,232
               ========

Rent expense was $27,587 and $34,500 for the years ended December 31, 2007 and 2006, respectively.

Each director is compensated $1,500 per month resulting in a total estimated directors' compensation of $90,000 per year ($18,000 per director).


NOTE 12 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2007 and 2006, amounts due from customers which exceeded 10% of trade accounts receivables amounted to $50,853 from three customers and $60,968 from two customers, respectively.

We have only one customer that exceeds 10% of revenues, which accounted for 13% of our total revenues in 2007 (2006 - 22%).

The Company has three vendors which, combined, accounted for approximately 84% of total purchases in 2007 (2006 - 23% from two vendors).

Currently, the Company realizes 51% of sales revenue from the sale of sterilized tags for companion animals, over 90% of which is sold to the purchasing groups representing veterinarians in Canada. The remaining 49% is divided between tire-tag sales and the Pneu-Logic revenues since July 1, 2007.

The Company's Pneu-Logic subsidiary, located in the United Kingdom, comprises $208,009 of total revenues, $638,004 of total net loss, $291,128 of total assets $235,407 of total liabilities and $0 of total capital expenditures for 2007. The remainder of each item is comprised of operations in Canada.

NOTE 13 - SUBSEQUENT EVENTS

On February 28, 2008, the Chairman of the Board of Director's advanced a loan of $50,000 as interim financing on behalf of an investor. This short-term loan was repaid to the director by the investor on March 2, 2008. The Company has been billed for $248 for the interest based on 10% per annum.

On March 6, 2008, the Board of Directors approved the issuance of 250,000 Rule 144 shares as a performance bonus to the President of the Company. In addition, another 250,000 Rule 144 shares are to be issued to the President on September 15, 2008 subject to meeting certain performance criteria.

On March 8, 2008, the Board of Directors approved the issuance of 100,000 Rule 144 shares as a performance bonus to the Chief Operating Officer of the Company. In addition, this individual received a salary increase of $1,000 per month to be paid in S-8 shares effective March 1, 2008.

On March 9, 2008, the Board of Directors approved performance bonuses to 5 individuals of $500 per individual per month effective January 1, 2008. These bonuses are to be paid in S-8 shares on a quarterly basis.

On March 10, 2008, the Board of Directors approved the issuance of 35,000 S-8 shares to three employees as a performance bonus.

In 2008, 2,993,166 Rule 144 shares have been issued for total cash proceeds of $329,180.




1


1











37