Form 10-Q
period 2008-03-31
ADVANCED ID CORP
filed 2008-05-19
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-24965


ADVANCED ID CORPORATION
--------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada                                      46-0439668
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

     4500 - 5th Street NE
         #200, Bay 6
   Calgary, Alberta, Canada                                T2E 7C3
-----------------------------------------------------------------------
(Address of principal executive offices,               Zip Code)

403-264-6300
------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
  Large accelerated filer [  ]          Accelerated filer  [  ]
  Non-accelerated filer   [  ]          Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 17, 2008: Common Stock - 61,464,818

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Consolidated Balance Sheets, March 31, 2008(unaudited)
   and December 31, 2007
Consolidated Statements of Operations and Comprehensive Loss
   for the three months ended March 31, 2008 and 2007 (unaudited)
Consolidated Statements of Cash Flows for the three months ended
   March 31, 2008 and 2007 (unaudited)
Notes to consolidated financial statements (unaudited)

                                    ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2008            2007
                                                   ----------      ------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                              $  103,615        $   61,557
  Trade accounts receivable, net                       277,164           113,943
  Inventory                                             68,856            95,914
  Prepaid expenses                                       5,703             2,018
                                                    ----------        ----------
      Total current assets                             455,338           273,432
                                                    ----------        ----------
  Property and equipment, net                           37,289            49,986
  Goodwill                                             122,468           122,468
  Customer list, net                                    56,193            62,500
                                                    ----------        ----------
      Total other assets                               215,950           234,954
                                                    ----------        ----------
      Total assets                                  $  671,288        $  508,386
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $  403,342        $  300,636
  Accounts payable - related parties                    67,982            66,912
  Accrued liabilities                                   35,870            57,343
  Short term loans                                      86,733            59,806
  Deposit on shares to be issued                       242,500           192,500
  Pneu-Logic asset purchase payable                    180,000           240,000
                                                    ----------        ----------
      Total current liabilities                      1,016,427           917,197
                                                    ----------        ----------
      Total liabilities                              1,016,427           917,197
                                                    ----------        ----------
COMMITMENTS

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par; 500,000
    shares authorized; none issued                           -                 -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 60,511,474 and 57,318,308 shares
    issued and outstanding as of March 31, 2008
    and December 31, 2007, respectively                605,115           573,184
  Additional paid-in capital                         8,677,151         8,180,170
  Subscription receivable                               (2,000)           (2,000)
  Accumulated deficit                               (9,619,987)       (9,161,789)
  Accumulated other comprehensive income (loss)         (5,418)            1,624
                                                    ----------       -----------




      Total stockholders' deficit                     (345,139)         (408,811)
                                                    ----------       -----------
      Total liabilities and stockholders' deficit   $  671,288       $   508,386
                                                    ==========       ===========


The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2008
(UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                         ----------------
                                                        2008         2007
                                                     ----------   ----------
Revenues                                           $   424,955   $   190,380
Cost of revenue                                        277,987       123,485
                                                   -----------   -----------
  Gross profit                                         146,968        66,895

Research and development expense                        12,930        48,772
General and administrative expense                     591,363       299,605
                                                   -----------   -----------

Operating loss                                        (457,325)     (281,482)

Interest income (expense)                                 (873)           92
                                                   -----------   -----------
Loss from continuing operations                       (458,198)     (281,390)

Income from discontinued operations                          -        13,749
                                                   -----------   -----------
Net loss                                              (458,198)     (267,641)
Other comprehensive loss
   Foreign currency translation                          7,042       11,211
                                                   -----------   -----------
Comprehensive loss                                  $ (451,156)   $ (256,430)
                                                   ===========   ===========
Net income (loss) per share:
  Continuing operations                             $    (0.01)   $    (0.01)
                                                    ==========    ==========
  Discontinued operations                           $     0.00   $     0.00
                                                     =========     =========
Weighted average shares
  Outstanding
  Basic and diluted                                 58,476,269     52,635,592
                                                    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

                                                 2008           2007
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $    (458,198)   $    (267,641)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                  32,646           23,349
    Share-based payment for services             175,732                -
    Minority interest                                  -            9,166
      Change in assets and liabilities:
        Accounts receivable                     (163,221)         (50,972)
        Inventory                                 27,058          (16,613)
        Prepaid expenses                          (3,684)          19,076
        Accounts payable                         102,706           30,635
        Accounts payable - related parties         1,070           58,991
        Accrued expenses                         (21,473)           6,017
                                              ----------       ----------
CASH FLOWS USED IN OPERATING ACTIVITIES         (307,364)        (187,992)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment             (13,989)          (3,567)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES          (13,989)          (3,567)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related party                   28,978             (188)
  Deposits on shares to be issued                 50,000                -
  Payments on Pneu-Logic asset purchase payable  (60,000)               -
  Proceeds from sale of stock                    353,180           50,000
                                              ----------        ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES      372,158           49,812
                                             ----------         ---------
EFFECT OF EXCHANGE RATE CHANGES                  (8,747)            6,087
                                             ----------        ----------
NET INCREASE (DECREASE) IN CASH                  42,058          (135,660)
Cash, beginning of period                        61,557           266,787
                                             ----------        ----------
Cash, end of period                          $  103,615        $  131,127
                                             ==========        ==========
CASH PAID FOR:
  Interest                                   $      873        $        -
  Taxes                                      $        -        $        -
NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Common stock issued for debt               $        -        $   74,218

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
NOTES TO CONSOIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year 2007, as reported in the Form 10-KSB filed on April 15, 2008, have been omitted.

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the quarter ended March 31, 2008 and the year ended December 31, 2007 of $458,198 and $2,721,983, respectively. Because of these and previous losses, Advanced ID will require additional working capital to develop its business operations.

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

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2008, Advanced ID issued a total of 3,193,166 shares of common stock for total cash consideration of $353,180.

During the three months ended March 31, 2008, in connection with the shares issued for cash discussed above, 2,863,166 warrants were issued of which 1,500,000 issued to be exercised at $0.20, 250,000 to be exercised at $0.25 and 1,113,116 to be exercised at $0.30. These warrants have an expiry date of February 28, 2010.

According to Advanced ID's compensation plan during the three months ended March 31, 2008, 953,345 shares valued at $175,732 were earned by directors, officers and employees.


NOTE 4 - RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term which began January 3, 2003. During the quarters ended March 31, 2008 and March 31, 2007, consulting and director fees totaled $44,610 and $34,905 for his services respectively. Shares were issued subsequent to period end for the full amount.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Meier continues to provide services based on his hourly rate. During the periods ending March 31, 2008 and March 31, 2007 consulting fees and director fees totaled $8,875 and $9,400 for his services, respectively. Shares were issued subsequent to period end for the full amount.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed. However Mr. Fields continues to provide services based on his hourly rate. During the period ending March 31, 2008 and March 31, 2007 consulting and director fees totaled $15,875 and $4,500 for his services, respectively. Shares were issued subsequent to period end for the full amount.

During the period ended March 31, 2008, Mr. Sudeep Bhargava, Vice
President Operations and Interim CFO, a bonus payable in shares of $21,400. Shares were issued subsequent to period end for the full amount.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID., Mr. Finch is compensated for his services as a director. During the periods ending March 31, 2008 and March 31, 2007 a total of $52,000 and $4,500 respectively was paid for bonuses and director fees. Shares were issued subsequent to period end for the full amount.

RBC Electronics Limited ("RBC") is a company controlled by the father of a Pneu Logic employee. During the quarter ending March 31, 2008 $98,027 in inventory was purchased from RBC and rent of $18,366 was charged by RBC to Pneu Logic, of which $6,122 is still owed.

$60,000 was paid to the father of a Pneu Logic employee during the quarter ending March 31, 2008 for the contingent consideration due on the acquisition of Pneu Logic and the father of the employee loaned $28,978 back to the Pneu Logic for operating capital.


NOTE 5 - COMMITMENTS

The Company has agreed to pay each director $1,500 per month as part of their compensation. In addition, each director will be paid $175 per hour for their services rendered on behalf of the Company.

The concentrations of credit risk related to customers, accounts receivable, vendors, revenue lines and geographic locations as disclosed in the 2007 10KSB remain materially present.


NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the end of the quarter a total of 1,836,679 shares were issued for services rendered during and subsequent to the period ending March 31, 2008, and for cash proceeds of $50,000 received in April 2008. 1,183,334 were restricted shares and 653,345 were issued pursuant to the Company's S-8.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007.

The net loss of $458,198 for the three months ended March 31, 2008 was higher by $190,557 compared to last year due largely to general and administrative expenses which increased by $291,758. Increased salaries and consulting fees accounted for a large part of this increase. The increase in general & administrative was partially offset by the increase in gross profit of $80,073.

Revenues

Revenues of $424,955 during the three months ended March 31, 2008 increased by $234,575 or 123.21% from last year. This increase can be attributed to higher bulk tag, reader and revenues from the recently acquired wholly owned subsidiary, Pneu-Logic. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and sale of newly developed RFID reader, PR500.

The Company is actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $424,955 for the three months ended March 31, 2008, $145,690 or 34.28% were from our companion animal/biological sciences division in Canada and the remainder $279,265 or 65.72% were comprised from our ultra high frequency (UHF) division with sales throughout the world, the newly acquired Pneu-Logic in UK.

Cost of Revenues

Cost of Revenues of $277,987 for the three months ended March 31, 2008 increased by $154,502 or 125% over same period in the previous year. The increase in Cost of Revenues is attributed to higher sales levels and slight changes in the product sales mix to lower margin items. Gross profit of $146,968 for the current period increased by $80,073 from the corresponding three month period ending March 31, 2007. The gross profit margin decreased from 35.14% to 34.59%, reflecting the slight change in product mix.

Research and Development

Research and development expenses of $12,930 for the three months ended March 31, 2008 decreased by $35,842 or 73.50% from last year's comparable period. This decrease is in part due to the fact that the research and development expenses for PR500 completed.

General, administrative and selling expense

For the three months ended March 31, 2008, general and administrative and selling expenses of $591,363 were higher by $291,758 or 97.4% than last year due to a higher payroll costs as a result of addition of

Pneu-Logic employees, higher non-cash compensation expense, increased investor relations and public relation expenses and higher cost due to consolidation of the new subsidiary, Pneu-Logic.

Additionally, a team of four employees at Pneu-Logic in UK will be expanding their sales efforts in Europe, China, India and other Asian countries for all the product line.

Other income (expense)

During the three months ended March 31, 2008, interest expense was $873 as compared to income of $92 during the same period last year.

Liquidity and Capital Resources

As at March 31, 2008, we had cash and cash equivalents of $103,615.

During the three months ended March 31, 2008, net cash used in operating activities of $307,364 was higher by $119,372 or 63.5% as compared to the quarter ended March 31, 2007. The increase in cash used by operating activities during 2008 resulted primarily from the increased net loss and the buildup of accounts receivable, offset in part by the increases in non-cash compensation and accounts payable.

During the three months ended March 31, 2008, net cash used by investing activities of $13,989 compared to $3,567, an increase of $10,422 from the three months ended March 31, 2007. Cash used by investing activities resulted primarily from our purchase of office furniture and equipment, computer hardware, and software. We have no commitments for future purchases of capital assets.

During the three months ended March 31, 2008, net cash provided by financing activities of $372,158 was higher by $322,346 or 647.13% as compared to the three months ended March 31, 2007. The higher cash generated is a result of higher proceeds from sales of stock offset by the principal payments on the balance due to the Pneu-Logic seller.

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

Additionally, we will require additional cash resources of $180,000 to fund the remainder and unpaid part of our acquisition of Pneu-Logic which we expect to fund through the issuance of stock and from funding through the sale of stock.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to inusre that information required to be disclosed by Advanced ID in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures designed to insure that information Advanced ID is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Advanced ID's system of disclosure controls and procedures was not effective as of March 31, 2008 for the purposes described in this paragraph. Our lack of human resources compounded by lack of financial resources has led to a weakness in our ability to timely complete the reports required under the Exchange Act of 1934.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

During the three months ended March 31, 2008, 2007, Advanced ID issued a total of 3,193,166 shares of common stock for total consideration of $353,180.

During the three months ended March 31, 2008, 2,863,166 warrants were issued.

According to Advanced ID's compensation plan during the three months ended March 31, 2008, 953,345 shares were earned by directors, officers and employees.

Item 3. Defaults Upon Senior Securities. None
..

Item 4. Submission of Matters to a Vote of Security Holders.
         None.

Item 5. Other Information.  None.

Item 6. Exhibits.

      31 - 302 certifications
      32 - 906 certifications


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 19, 2008

Advanced ID Corporation

By  /s/Dan Finch
    ------------------------
    Dan Finch
    President and Director