Form 10-Q/A
period 2008-03-31
ADVANCED ID CORP
filed 2008-08-19
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

                                      -OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-24965


                            ADVANCED ID CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Nevada                        46-0439668
             -----------------------        ----------------------
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization            Identification Number)

                              4500 - 5th Street NE
                                   #200, Bay 6
                        Calgary, Alberta, Canada T2E 7C3
              ----------------------------------------------------
               (Address of principal executive offices, Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (Form 10-Q/A) is being filed to amend our quarterly report on Form 10-Q for the three months ended March 31, 2008, which was originally filed on May 19, 2008 (Original Form 10-Q).

The items of Advanced ID Corporation's ("the Company") Form 10-Q/A for the three months ended March 31, 2008 are amended and restated as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Upon review of the Company's newly acquired subsidiary Pneu Logic Corporation which is based in the United Kingdom, the Company determined that it had incorrectly reported an invoice and related cost of goods sold under US GAAP due to a timing difference for revenue recognition.

The error resulted in the overstatement of revenue, cost of goods sold, accounts receivable and accounts payable. In addition, the Company recorded an adjustment to accumulated other comprehensive income of $3 as of March 31, 2008 to give effect to the above adjustments.

This adjustment has no material effect on net income. The restatement impacted certain line items within cash flows from operations, but had no material effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.

In addition an error was corrected in the addition of foreign exchange effects on comprehensive income.

These restatements had no material impact on the condensed consolidated balance sheets, consolidated statements of operations or the net decrease in cash and cash equivalents reported in the consolidated statements of cash flows for any periods reported prior to March 31, 2008.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Consolidated Balance Sheets, Restated March 31, 2008(unaudited)
   and December 31, 2007...................................................... 3

Consolidated Statements of Operations and Comprehensive Loss, Restated,
   for the three months ended March 31, 2008 and 2007 (unaudited)............. 4

Consolidated Statements of Cash Flows, Restated, for the three months ended
   March 31, 2008 and 2007 (unaudited)........................................ 5

Notes to restated consolidated financial statements (unaudited)............... 6

                             ADVANCED ID CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                     Restated
                                                     March 31,     December 31,
                                                       2008            2007
                                                   ----------      ------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                              $  103,615        $   61,557
  Trade accounts receivable, net                       198,495           113,943
  Inventory                                             68,856            95,914
  Prepaid expenses                                       5,703             2,018
                                                    ----------        ----------
      Total current assets                             376,669           273,432
                                                    ----------        ----------
  Property and equipment, net                           37,289            49,986
  Goodwill                                             122,468           122,468
  Customer list, net                                    56,193            62,500
                                                    ----------        ----------
      Total other assets                               215,950           234,954
                                                    ----------        ----------
      Total assets                                  $  592,619        $  508,386
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $  324,775        $  300,636
  Accounts payable - related parties                    67,982            66,912
  Accrued liabilities                                   35,870            57,343
  Short term loans                                      86,733            59,806
  Deposit on shares to be issued                       242,500           192,500
  Pneu-Logic asset purchase payable                    180,000           240,000
                                                    ----------        ----------
      Total current liabilities                        937,860           917,197
                                                    ----------        ----------
      Total liabilities                                937,860           917,197
                                                    ----------        ----------
COMMITMENTS

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par; 500,000
    shares authorized; none issued                           -                 -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 60,511,474 and 57,318,308 shares
    issued and outstanding as of March 31, 2008
    and December 31, 2007, respectively                605,115           573,184
  Additional paid-in capital                         8,677,151         8,180,170
  Subscription receivable                               (2,000)           (2,000)
  Accumulated deficit                               (9,620,086)       (9,161,789)
  Accumulated other comprehensive income (loss)         (5,421)            1,624
                                                    ----------       -----------

      Total stockholders' deficit                     (345,241)         (408,811)
                                                    ----------       -----------
      Total liabilities and stockholders' deficit   $  592,619       $   508,386
                                                    ==========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ADVANCED ID CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Three Months Ended March 31, 2008
                                  (UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                   -------------------------
                                                      Restated
                                                        2008         2007
                                                   -----------   -----------
Revenues                                           $   348,384   $   190,380
Cost of revenue                                        201,515       123,485
                                                   -----------   -----------
  Gross profit                                         146,869        66,895

Research and development expense                        12,930        48,772
General and administrative expense                     591,363       299,605
                                                   -----------   -----------

Operating loss                                        (457,424)     (281,482)

Interest income (expense)                                 (873)           92
                                                   -----------   -----------
Loss from continuing operations                       (458,297)     (281,390)

Income from discontinued operations                          -        13,749
                                                   -----------   -----------
Net loss                                              (458,297)     (267,641)
Other comprehensive loss
   Foreign currency translation                         (7,045)       11,211
                                                   -----------   -----------
Comprehensive loss                                 $  (465,342)  $  (256,430)
                                                   ===========   ===========
Net income (loss) per share:
  Continuing operations                            $     (0.01)  $     (0.01)
                                                   ===========   ===========
  Discontinued operations                          $      0.00   $      0.00
                                                   ===========   ===========
Weighted average shares
  Outstanding
  Basic and diluted                                 58,476,269    52,635,592
                                                   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ADVANCED ID CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2008 and 2007
                                  (Unaudited)

                                                     Restated
                                                       2008             2007
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $    (458,297)    $   (267,641)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                        32,646           23,349
    Share-based payment for services                   175,732                -
    Minority interest                                        -            9,166
      Change in assets and liabilities:
        Accounts receivable                            (84,552)         (50,972)
        Inventory                                       27,058          (16,613)
        Prepaid expenses                                (3,684)          19,076
        Accounts payable                                24,139           30,635
        Accounts payable - related parties               1,070           58,991
        Accrued expenses                               (21,473)           6,017
                                                  ------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES               (307,361)        (187,992)
                                                  ------------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                  (13,989)          (3,567)
                                                 ------------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES               (13,989)          (3,567)
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related party                        28,978             (188)
  Deposits on shares to be issued                      50,000                -
  Payments on Pneu-Logic asset purchase payable       (60,000)               -
  Proceeds from sale of stock                         353,180           50,000
                                                 ------------     ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           372,158           49,812
                                                 ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES                        (8,750)           6,087
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH                        42,058         (135,660)
Cash, beginning of period                              61,557          266,787
                                                 ------------     ------------
Cash, end of period                              $    103,615     $    131,127
                                                 ============     ============
CASH PAID FOR:
  Interest                                       $        873     $          -
  Taxes                                          $          -     $          -
NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Common stock issued for debt                   $          -     $     74,218

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ADVANCED ID CORPORATION
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN


Advanced ID has incurred net losses for the quarter ended March 31, 2008 and the year ended December 31, 2007 of $458,297 and $2,721,983, respectively. Because of these and previous losses, Advanced ID will require additional working capital to develop its business operations.


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


Note 7 - Restatement

Upon review of the Company's newly acquired subsidiary Pneu Logic Corporation which is based in the United Kingdom, the Company determined that it had incorrectly reported an invoice and related cost of goods sold under US GAAP due to a timing difference for revenue recognition.

The error resulted in the overstatement of revenue, cost of goods sold, accounts receivable and accounts payable. In addition, the Company recorded an adjustment to accumulated other comprehensive income of $3 as of March 31, 2008 to give effect to the above adjustments.

This adjustment has no material effect on net income. The restatement impacted certain line items within cash flows from operations, but had no material effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.

In addition an error was corrected in the addition of foreign exchange effects on comprehensive income.

These restatements had no material impact on the condensed consolidated balance sheets, consolidated statements of operations or the net decrease in cash and cash equivalents reported in the consolidated statements of cash flows for any periods reported prior to March 31, 2008.

The effect of the restatement on specific items in the consolidated balance sheets is as follows

                                                 As previously
Account                                              reported        Adjustments     As restated
--------------------------------------------   ---------------   ---------------   ---------------
Assets
Trade accounts receivable, net                 $       277,164   $       (78,669)  $       198,495
Total current assets                                   455,338           (78,669)          376,669
Total assets                                           671,288           (78,669)          592,619
Liabilities
Accounts payable                               $       403,342   $       (78,567)   $      324,775
Total current liabilities                            1,016,427           (78,567)          937,860
Total liabilities                                    1,016,427           (78,567)          937,860
Stockholders' Deficit
Accumulated deficit                            $    (9,619,987)  $           (99)   $   (9,620,086)
Accumulated other comprehensive income                  (5,418)               (3)           (5,421)
Total stockholders' deficit                           (345,139)             (102)         (345,241)
Total liabilities and stockholders' deficit            671,288           (78,669)          592,619


The effect of the restatement on specific items in the consolidated statements of operations and comprehensive loss is as follows

                                                As previously
Account                                            reported        Adjustments      As restated
--------------------------------------------   ---------------   ---------------   ---------------
Revenues                                       $       424,955   $       (76,571)  $       348,384
Cost of goods sold                                     277,987           (76,472)          201,515
                                               ---------------   ---------------   ---------------
Gross profit                                           146,968               (99)          146,869

Operating loss                                        (457,325)              (99)         (457,424)
Loss from continuing operations                       (458,198)              (99)         (458,297)
Net loss                                              (458,198)              (99)         (458,297)

Foreign currency translation                             7,042           (14,087)           (7,045)
Comprehensive loss                             $      (451,156)  $       (14,186)  $      (465,342)

The effect of the restatement on specific items in the consolidated statement of cash flows is as follows

                                               As previously
Account                                            reported        Adjustments      As restated
--------------------------------------------   ---------------   ---------------   ---------------
Net loss                                       $      (458,198)  $           (99)  $      (458,297)

Change in assets and liabilities
     Accounts receivable                              (163,221)           78,669           (84,552)
     Accounts payable                                  102,706           (78,567)           24,139
Cash Flows Used in Operating Activities               (307,364)                3          (307,361)

Effect of Exchange Rates                                (8,747)               (3)           (8,750)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007.


The net loss of $458,297 for the three months ended March 31, 2008 was higher by $190,656 compared to last year due largely to general and administrative expenses which increased by $291,758. Increased salaries and consulting fees accounted for a large part of this increase. The increase in general & administrative was partially offset by the increase in gross profit of $77,390.


Revenues


Revenues of $348,384 during the three months ended March 31, 2008 increased by $158,004 or 82.99% from last year. This increase can be attributed to higher bulk tag, reader and revenues from the recently acquired wholly owned subsidiary, Pneu-Logic. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and sale of newly developed RFID reader, PR500.

The Company is actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $348,384 for the three months ended March 31, 2008, $145,690 or 41.82% were from our companion animal/biological sciences division in Canada and the remainder $202,694 or 58.18% were comprised from our ultra high frequency (UHF) division with sales throughout the world, the newly acquired Pneu-Logic in UK.


Cost of Revenues


Cost of Revenues of $201,515 for the three months ended March 31, 2008 increased by $78,030 or 63.19% over same period in the previous year. The increase in Cost of Revenues is attributed to higher sales levels and slight changes in the product sales mix to higher margin items. Gross profit of $146,869 for the current period increased by $79,974 from the corresponding three month period ending March 31, 2007. The gross profit margin increased from 35.14% to 42.16%, reflecting the slight change in product mix.


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


During the three months ended March 31, 2008, net cash used in operating activities of $307,361 was higher by $119,369 or 63.5% as compared to the quarter ended March 31, 2007. The increase in cash used by operating activities during 2008 resulted primarily from the increased net loss and the buildup of accounts receivable, offset in part by the increases in non-cash compensation and accounts payable.


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


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          None.

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

Dated:  August __, 2008

                            Advanced ID Corporation

                            By /s/Dan Finch
                            ------------------------
                            Dan Finch
                            President and Director