Form 10-Q
period 2008-06-30
ADVANCED ID CORP
filed 2008-08-19
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________  to________

Commission File Number 000-24965

ADVANCED ID CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	46-0439668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4500 – 5th Street NE #200, Bay 6 Calgary, Alberta, Canada	T2E 7C3
(Address of principal executive offices)	(Zip Code)

403-264-6300

(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non=accelerated filer, or a smaller reporting company.
  Large accelerated filer [  ]     Accelerated filer  [  ]
  Non-accelerated filer   [  ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of August 11, 2008 was 64,922,217.

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash	$103,711	$61,557
Trade accounts receivable, net	210,940	113,943
Inventory	35,694	95,914
Prepaid expenses	5,149	2,018
Total current assets	355,494	273,432

Property and equipment, net	32,220	49,986
Goodwill	122,468	122,468
Customer list, net	49,985	62,500
Total other assets	204,673	234,954

Total assets	$560,167	$508,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$364,602	$300,636
Accounts payable – related parties	72,133	66,912
Accrued liabilities	38,799	57,343
Short term loans	88,267	59,806
Deposit on shares to be issued	-	192,500
Pneu-Logic asset purchase payable	180,000	240,000

Total liabilities	743,801	917,197

COMMITMENTS

STOCKHOLDERS’ DEFICIT:
Series A preferred stock, $0.01 par; 500,000 shares Authorized; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 64,358,152 and 57,318,308 shares issued and outstanding, respectively	643,582	573,184
Additional paid-in capital	9,858,898	8,180,170
Subscriptions receivable	-	(2,000)
Accumulated deficit	(10,674,722)	(9,161,789)
Accumulated other comprehensive income	(11,392)	1,624
Total stockholders’ deficit	(183,634)	(408,811)

Total liabilities and stockholders’ deficit	$560,167	$508,386

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$363,637	$191,400	$712,021	$381,780
Cost of revenues	200,861	70,989	402,376	194,474
Gross profit	162,776	120,411	309,645	187,306

Research and development expense	21,476	53,715	34,406	102,487
General and administrative expense	1,004,014	1,005,967	1,595,377	1,305,572

Operating loss	(862,714)	(939,271)	(1,320,138)	(1,220,753)
Interest income (expense), net	(2,088)	695	(2,961)	787

Loss from continuing operations	(864,802)	(938,576)	(1,323,099)	(1,219,966)
Income (loss) from discontinued operations	-	(1,300)	-	12,449
Net loss	(864,802)	(939,876)	(1,323,099)	(1,207,517)
Deemed dividend on warrant term modifications	(189,834)	-	(189,834)	-
Warrant holder inducement dividend	-	(155,647)	-	(155,647)

Net loss applicable to common shareholders	(1,054,636)	(1,095,523)	(1,512,933)	(1,363,164)

Other comprehensive income (loss):
Foreign currency translation	(5,971)	(12,714)	(13,016)	(1,503)

Comprehensive loss	$(1,060,607)	$(1,108,237)	$(1,525,949)	$(1,364,667)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)

Basic and diluted	62,235,092	53,525,584	60,049,801	53,083,046

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,323,099)	$(1,207,517)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	43,217	46,559
Share based payments for services	361,071	-
Stock options issued for services	273,241	613,012
Inventory write down	24,975	8,299
Bad debts expense	2,000
Changes in assets and liabilities:
Accounts receivable	(96,997)	(52,391)
Inventory	35,245	(72,617)
Prepaid expenses	(3,131)	(44,226)
Accounts payable	63,966	26,261
Accounts payable – related parties	5,221	366,602
Accrued expenses	(18,544)	(67,728)
CASH FLOWS USED IN OPERATING ACTIVITIES	(632,835)	(383,746)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(13,989)	(17,642)
CASH USED IN INVESTING ACTIVITIES	(13,989)	(17,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable – related party	28,978	(1,912)
Deposits on shares to be issued	50,000	-
Proceeds from sale of stock	682,480	294,500
Payments on Pneu-Logic asset purchase payable	(60,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES	701,458	292,588

EFFECT OF EXCHANGE RATE CHANGES	(12,480)	(12,154)

NET INCREASE (DECREASE) IN CASH	42,154	(120,954)
Cash, beginning of period	61,557	266,787
Cash, end of period	$103,711	$145,833

CASH PAID FOR:
Interest	$5,193	$-
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for debt	$-	$327,591
Reclassification of shares to be issued	$242,500	$-
Deemed dividend on warrant modifications	$189,834	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation (“Advanced ID”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form 10-KSB filed on April 15, 2008, have been omitted.

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the six months ended June 30, 2008 and the year ended December 31, 2007 of $1,323,099 and $2,721,983, respectively.  Because of these losses, Advanced ID will require additional working capital to develop its business operations.

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

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2008, Advanced ID issued a total of 5,811,500 shares of common stock for total cash consideration of $682,480.

During the six months ended June 30, 2008, 6,356,500 warrants were issued of which 350,000 were exercisable at $0.25; 1,500,000 were exercisable at $0.20; 1,575,000 were exercisable at $0.30; and 2,931,500 were exercisable at $0.22.

According to Advanced ID’s compensation plan during the six months ended June 30, 2008, 1,802,410 shares valued at $361,603 were earned by directors, officers and employees. Of these shares, 574,065  were issued subsequent to June 30, 2008.

On June 20, 2008 2,000,000 stock options exercisable at $0.30 for a period of five years were issued to the Directors of the Company.  The fair value of these options were calculated using the Black and Scholes option pricing model and as a result a charge of $273,241 was recorded during the quarter.

On June 20, 2008, the Board of Directors passed a resolution to modify all stock options to include a net cash settlement feature. Option holders may sell their options to the Company for the difference in market and exercise price multiplied by the number of options. This feature is only effective in the event of a legal change of control as specifically defined in the Board resolution, an event deemed under the control of the Company.

During the period ended June 30, 2008, the Company extended the expiry of all warrants expiring in 2008 which were exercisable at $0.30 and $0.40.  The expiry date of these 4,009,585 warrants were extended by one year from original expiry.  Given the permanent equity nature of the underlying instruments, the $189,834 fair market value calculated as a result of this extension was recorded as a deemed dividend.

NOTE 4 – RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development.  Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company.  There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003.  In addition to the stock options granted to Mr. Kazimirski discussed in Note 3, during the quarter ended June 30, 2008 and June 30, 2007, consulting and director fees totaled $105,023 and $65,748 for his services respectively.  These services were paid for via the issuance of shares.

During the period ended June 30, 2008, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $66,603 in fees and bonuses.  In the same period in 2007 he received $32,310.  Some of these services were paid for via the issuance of shares.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID., Mr. Finch is compensated for his services as a director.  In addition to the stock options granted to Mr. Finch discussed in Note 3, during the period ending June 30, 2008 and June 30, 2007 a total of $82,632 and $58,852 respectively was paid for salary, bonuses and director fees.  Some of these services were paid for via the issuance of shares

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development.  Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC™ RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development.  His contract began on May 21, 2002 and expired on May 21, 2005.  The contract was not renewed however Mr. Meier continues to provide services based on his hourly rate. In addition to the stock options granted to Mr. Meir discussed in Note 3, during the period ending June 30, 2008 and June 30, 2007 consulting fees and director fees totaled $26,675 and $11,478 for his services, respectively. These services were paid for via the issuance of shares.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development.  Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements.  His contract began on May 21, 2002 and expired on May 21, 2005.  The contract was not renewed however Mr. Fields continues to provide services based on his hourly rate.  In addition to the stock options granted to Mr. Fields discussed in Note 3, during the period ending June 30, 2008 and June 30, 2007 consulting and director fees totaled $34,550 and $33,150 for his services, respectively.  These services were paid for via the issuance of shares.

Lauren Yeomans, a Director of Pneu Logic, charged $76,335 in consulting fees during the quarter.

RBC Electronics Limited (“RBC”) is a company controlled by the father of a Pneu Logic employee.  During the quarter $133,089 in inventory was purchased from RBC and rent of $23,652 was charged by RBC to Pneu Logic.

$60,000 was paid to the father of a Pneu Logic employee during the quarter for the contingent consideration due on the acquisition of Pneu Logic and the father of the employee loaned $28,978 back to the Pneu Logic for operating capital.

NOTE 5 – COMMITMENTS

The Company has agreed to pay each director $1,500 per month as part of their compensation.  In addition, each director will be paid $175 per hour for their services rendered on behalf of the Company.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the end of the quarter a total of 574,065 shares were issued for services rendered during the period ending June 30, 2008.  Expenses were properly recognized for in the six months ended June 30, 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in understanding the financial condition and results of operations of Advanced ID Corporation. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

Overview.

Advanced ID Corporation is a complete solutions provider in the Radio Frequency Identification (“RFID”) business with a focus on the tire management industry.  The company is also involved in the tire inspection business through its UK based Pneu-Logic subsidiary.  The company is active in the pet recovery business through its AVID Canada subsidiary in Calgary, Alberta and has developed a UHF RFID reader product line for global supply chain applications.  Recently Advanced ID has expanded to other countries in Europe, China and is setting up a minority owned subsidiary in Brazil to address the rapidly growing RFID market in South America

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007.

The net loss of $1,323,099 for the six months ended June 30, 2008 was higher by $115,582 compared to last year due to a non cash fair value charge for the issuance of stock options.

Revenues

Revenues of $712,021 during the six months ended June 30, 2008 increased by $330,241 or 86.50% from last year.  This increase can be attributed to higher bulk tag, reader and revenues from the recently acquired wholly owned subsidiary, Pneu-Logic. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and sale of newly developed RFID reader, PR500.

The Company is actively promoting the ISO microchip throughout Canada and Asia.  Of the total revenues earned of $712,021 for the six months ended June 30, 2008, $515,635 or 72.42% were from our companion animal/biological sciences division in Canada and the remainder $196,386 or 27.58% were comprised from our ultra high frequency (UHF) division with sales throughout the world, the newly acquired Pneu-Logic in UK.

Cost of Revenues

Cost of Revenues of $402,376 for the six months ended June 30, 2008 increased by $207,902 or 106.90% over same period in the previous year.  The increase in Cost of Revenues is attributed to higher sales levels and slight changes in the product sales mix to lower margin items.  Gross profit of $309,645 increased by $122,339 from the corresponding six month period end June.  The gross profit margin decreased from 49.06% to 43.49%, reflecting the change in product mix.

Research and Development

Research and development expenses of $34,406 for the six months ended June 30, 2008 decreased by $68,081 or 66.43% from last year’s comparable period.  This was a result of the completion of the development of one of the Company’s products.

General, administrative and selling expense

For the six months ended June 30, 2008, general and administrative and selling expenses of $1,595,377 were higher by $289,805 or 22.20% than last year due mainly to the fair value charge to income for options issued in the amount of $273,241.

Interest income (expense)

During the six months ended June 30, 2008, interest expense was $2,961 as compared to income of 787 during the same period last year.

Liquidity and Capital Resources

As at June 30, 2008, we had cash and cash equivalents of $103,711.

During the six months ended June 30, 2008, net cash used in operating activities of $632,835 was higher by $249,089 or 64.91% as compared to the quarter ended June 30, 2007.  The increase in cash used by operating activities during 2008 resulted primarily from an overall increase in cash general and administrative expenses offset in part by lower cash generated from non-cash working capital amounts.

During the six months ended June 30, 2008, net cash used in investing activities was $13,989 compared to cash used in investing activities of $17,642 for the six months ended June 30, 2007.

During the six months ended June 30, 2008, net cash provided by financing activities of $701,458 was higher by $408,870 or 139.74% as compared to the six months ended June 30, 2007.  The higher cash generated is a result of higher proceeds from sales of stock.

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007.

The net loss of $864,802 for the three months ended June 30, 2008 was lower by $355,164 compared to last year due to higher research and development, and general administrative costs in the three months ended June 30, 2007.

Revenues

Revenues of $363,637 during the three months ended June 30, 2008 increased by $172,237 or 89.99% from last year.  This increase can be attributed to higher bulk tag, and reader revenues, and revenues from the recently acquired wholly owned subsidiary, Pneu-Logic. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and sale of newly developed RFID reader, PR500.

The Company is actively promoting the ISO microchip throughout Canada and Asia.  Of the total revenues earned of $363,637 for the three months ended June 30, 2008, $327,567 or 90.08% were from our companion animal/biological sciences division in Canada and the remainder $36,070 or 9.92% were comprised from our ultra high frequency (UHF) division with sales throughout the world, the newly acquired Pneu-Logic in UK.

Cost of Revenues

Cost of Revenues of $200,861 for the three months ended June 30, 2008 increased by $129,872 or 182.95% over same period in the previous year.  The increase in Cost of Revenues is attributed to higher sales levels and slight changes in the product sales mix to lower margin items.  Gross profit of $162,776 increased by $42,365 from the corresponding three month period end June.  The gross profit margin decreased from 62.91% to 44.76%, reflecting the change in product mix.

Research and Development

Research and development expenses of $21,476 for the three months ended June 30, 2008 decreased by $32,239 or 60.02% from last year’s comparable period.

General, administrative and selling expense

For the three months ended June 30, 2008, general and administrative and selling expenses of $1,004,014 were comparable to general and administrative and selling expenses of $1,005,967 for the three months ended June 30, 2007.

Other income (expense)

During the three months ended June 30, 2008, interest expense was $2,088 as compared to income of $695 during the same period last year.

Liquidity and Capital Resources

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties.  We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  We are attempting to increase our sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equities securities. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale.  Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities.

Additionally, we will require additional cash resources of $180,000 to fund the remainder and unpaid part of our acquisition of Pneu-Logic which we expect to fund through the issuance of stock and from funding through the sale of stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack of liquidity in our common stock, our dependence on key personnel, the expression by our auditors of uncertainty as to our ability to continue as a going concern, and the fact that we face substantial competition. Those risks and certain other uncertainties are discussed in more detail in our 2007 Annual Report on Form 10-KSB and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the six months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

During the six months ended June 30, 2008, 2007, Advanced ID issued a total of 5,811,500 shares of common stock for total consideration of $682,480.

During the six months ended June 30, 2008, 6,356,500 warrants were issued.

According to Advanced ID’s compensation plan during the six months ended June 30, 2008, 1,802,410 shares valued at $361,603 were earned by directors, officers and employees.

On June 20, 2008 2,000,000 stock options exercisable at $0.30 for a period of five years were issued to the Directors of the Company.

During the period ended June 30, 2008, the Company extended the expiry of all warrants expiring in 2008 which were exercisable at $0.30 and $0.40.  The expiry date of these 4,009,585 warrants were extended by one year from original expiry.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.  None.

Item 6. Exhibits.

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 19, 2008

Advanced ID Corporation

By   /s/Dan Finch

Dan Finch
President and Director

INDEX TO EXHIBITS

Exhibit Number and Identification of Exhibit

(3)	Articles of Incorporation, By-Laws and Stock Option Plan.
(i)	Articles of Incorporation. 1
(ii)	ByLaws. 1
(iii)	Stock Option and Incentive Plan revised December 16, 2004. 9
(10)	Material Contracts.
(i)	Agreement and Plan of Merger between AIDO Acquisition, Inc., Advanced ID and Universal Pet Care, Inc. 3
(ii)	Authorized Distributor Agreement with Trace Australia Pty Ltd. 4
(iii)	Consultant Agreement with Hubert Meier Consultancy Co.dated May 21, 2002. 4
(iv)	Convertible Debenture Purchase Agreement between Universal Pet Care, Inc. and HEM Mutual Assurance LLC. 3
(v)	$995,500 1% Convertible Debenture due January 20, 2009,originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004.3
(vi)	$4,500 1% Convertible Debenture due January 20, 2009, originally issued by Universal Pet Care, Inc., a Hawaii corporation to HEM Mutual Assurance LLC on January 20, 2004. 3
(vii)	Strategic Partnership Agreement with Applied Wireless Identifications Group, Inc. 5
(viii	Strategic Partnership Agreement with KSW Microtec AG. 5
(ix)	Strategic Partnership Agreement with Guide-Trend Co., Ltd. 5
(x)	Consulting Agreement with Gottfried Auer dated April 15, 2003. 6
(xi)	Authorized Exclusive Distributor Agreement with Kit Loong Tyre Management Sdn Bhd dated September 15, 2007.7
(xii)	Asset Purchase Agreement dated July 1, 2007 .8
(21)	Subsidiaries of the Registrant.
(i)	AVID Canada Corporation, an Alberta private company incorporated on November 26, 1993 is wholly owned by the registrant.
(ii)	Universal Pet Care, Inc., a Hawaii private company incorporated on August 25, 1994 is wholly owned by the registrant.
31.1	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Statement Under Oath of Principal Executive Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Statement Under Oath of Principal Financial Officer of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

1. Filed previously on Form 10-KSB filed April 28, 1999.
2. Filed previously on Form 10-QSB filed May 13, 2004.
3. Filed previously on Form 8-K filed February 10, 2004.
4. Filed previously on Form SB-2 amendment 1 filed September 14, 2004.
5. Filed previously on Form SB-2 amendment 2 filed December 1,2004.
6. Filed previously on Form SB-2 amendment 4 filed April 7,2005.
7. Filed previously on Form SB-2 amendment 2 filed October 2,2007.
8. Filed previously on Form 8-K filed November 6, 2007.
9 Filed previously on Form 10-QSB dated November 11, 2005