Form 10-Q
period 2008-09-30
ADVANCED ID CORP
filed 2008-11-19
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-24965


ADVANCED ID CORPORATION
--------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada                                      46-0439668
---------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

4500 - 5th Street NE
#200, Bay 6
Calgary, Alberta, Canada, T2E 7C3
---------------------------------------------------------------
(Address of principal executive offices,               Zip Code)

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

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of November 3, 2008 was 73,499,897.

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Consolidated Balance Sheets, September 30, 2008(unaudited) and December
31, 2007
Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended September 30, 2008 and 2007 (unaudited) Consolidated Statements of Cash Flows for the Nine months ended
September 30, 2008 and 2007 (unaudited)
Notes to consolidated financial statements (unaudited)

                                    ADVANCED ID CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                  September 30,     December 31,
                                                      2008            2007
                                                   ----------      ------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                              $  182,217        $   61,557
  Trade accounts receivable, net                       174,553           113,943
  Inventory                                             48,436            95,914
  Prepaid expenses                                       3,203             2,018
                                                    ----------        ----------
      Total current assets                             408,409           273,432
                                                    ----------        ----------
  Property and equipment, net                           27,390            49,986
  Goodwill                                                   -           122,468
  Customer list, net                                    43,955            62,500
  Advances to DDCT                                      80,000                 -
                                                    ----------        ----------
      Total other assets                               151,345           234,954
                                                    ----------        ----------
      Total assets                                  $  559,754        $  508,386
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $  264,420        $  300,636
  Accounts payable - related parties                    45,621            66,912
  Accrued liabilities                                   23,162            57,343
  Short term loans - related parties                   115,008            59,806
  Deposit on shares to be issued                       125,000           192,500
  Pneu-Logic asset purchase payable                     70,000           240,000
                                                    ----------        ----------
      Total liabilities                                643,211           917,197
                                                    ----------        ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par; 500,000
    shares authorized; none issued                           -                 -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 70,329,747 and 57,318,308 shares
    issued and outstanding as of September 30, 2008
    and December 31, 2007, respectively                703,297           573,184
  Additional paid-in capital                        10,542,033         8,180,170
  Subscription receivable                             (115,892)           (2,000)
  Accumulated deficit                              (11,207,977)       (9,161,789)
  Accumulated other comprehensive income (loss)         (4,918)            1,624
                                                    ----------       -----------




      Total stockholders' deficit                     (83,457)         (408,811)
                                                    ----------       -----------
      Total liabilities and stockholders' deficit   $  559,754       $   508,386
                                                    ==========       ===========


The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)

                                    Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                    2008         2007          2008         2007
                                  ----------   ----------    ----------   ----------
Revenues                        $   222,229    $  287,374    $  934,250    $  669,154
Cost of Revenues                    115,613       150,570       517,989       345,044
                                -----------   -----------   -----------   -----------
  Gross Profit                      106,616       136,804       416,261       324,110
                                -----------   -----------   -----------   -----------
Research and development expense        224        94,906        34,630       196,993
General and administrative expense  508,796       428,970     2,104,173     1,734,676
Impairment of goodwill              122,468       486,488       122,468       486,488
                                -----------   -----------   -----------   -----------
Operating loss                     (524,872)     (873,560)   (1,845,010)   (2,094,047)
Interest income (expense), net       (8,383)         (265)      (11,344)          521
                                -----------   -----------   -----------   -----------
Loss from continuing operations    (533,255)     (873,825)   (1,856,354)   (2,093,526)
Income (loss) from discontinuing
  operations:                             -      (152,194)            -      (139,745)
                                -----------   -----------   -----------   -----------
Net Loss                           (533,255)   (1,026,019)   (1,856,354)   (2,233,271)
Deemed dividend on warrant term
  modifications                           -             -      (189,834)            -
Warrant holder inducement dividend        -             -             -      (155,647)
                                -----------   -----------   -----------   -----------
Net loss applicable to common
  shareholders                     (533,255)   (1,026,019)   (2,046,188)   (2,388,918)
Other comprehensive income (loss):
  Foreign currency translation        6,474         6,411       ( 6,542)        4,908
                                -----------   -----------   -----------   -----------
Comprehensive loss              $  (526,781)  $(1,019,608)  $(2,052,730)  $(2,384,010)
                                ===========   ===========   ===========   ===========
Net loss per share:
  Basic and diluted             $     (0.01)  $     (0.02)  $     (0.03)  $     (0.04)
                                ===========   ===========   ===========   ===========
  Basic and diluted weighted
   average common shares         67,141,760    56,288,162    62,437,240    54,163,159
   outstanding                   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

                                                 2008            2007
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations      $  (1,856,354)   $  (2,093,526)
  Net (loss) from discontinued
    operations                                         -         (139,745)
                                           -------------    -------------
  Net loss                                    (1,856,354)      (2,233,271)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation and amortization                 54,783           78,253
    Share based payments for services            594,498          155,093
    Fair value of options issued                 273,241          613,012
    Goodwill impairment                          122,468          486,488
    Inventory write down                          24,975                -
    Bad debts expense                              2,000                -
      Change in assets and liabilities:
        Accounts receivable                      (62,610)          (4,062)
        Inventory                                 22,503         (109,708)
        Prepaid expenses                          (1,185)          31,837
        Accounts payable                         (36,216)           2,554
        Accounts payable - related parties       (21,291)         524,678
        Accrued expenses                         (34,181)         (20,917)
                                              ----------       ----------
Net cash used by operating activities           (917,369)        (476,043)
Net cash used by operating activities
  - discontinued operations                            -           (4,423)
                                              ----------       ----------
CASH FLOWS USED IN OPERATING ACTIVITIES         (917,369)        (480,466)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Advances to DDCT                               (80,000)               -
  Purchase of property and equipment             (13,989)         (13,960)
                                              ----------       ----------
Net cash used in investing activities            (93,989)         (13,960)
Net cash used in investing activities
  - discontinued operations                            -          (16,193)
                                              ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES          (93,989)         (30,153)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related party                   55,008                -
  Bank overdraft                                       -           (6,229)
  Common stock issued for cash                 1,128,011          206,000
  Cash received for shares to be issued          125,000                -
  Proceeds from the exercise of stock
    options/warrants                                   -          243,500
  Payments on Pneu-Logic asset purchase payable (170,000)        (100,000)
                                              ----------       ----------

Net cash provided from financing activities    1,138,019          343,271
Net cash used in financing activities
  - discontinued operations                            -           (1,912)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES           1,138,019          341,359
                                              ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES                   (6,001)           4,907
                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH                  120,660         (164,353)
Cash, beginning of period                         61,557          266,787
                                              ----------       ----------
Cash, end of period                           $  182,217       $  102,434
                                              ==========       ==========

CASH PAID FOR:
  Interest                                    $    8,766       $        -
  Taxes                                       $        -       $        -
NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Common stock issued for debt and interest   $        -       $  327,591
  Common stock issued to settle deposit on
    shares to be issued                       $  192,500       $        -
  Deemed dividend on warrant modifications    $  189,834       $        -
  Common stock issued for acquisition of
    Pneu-Logic Corporation, Ltd.              $        -       $  318,810
  Common stock issued for subscription
    receivable                                $  115,892       $        -

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form 10-KSB filed on April 15, 2008, have been omitted.

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the nine months ended September 30, 2008 and the year ended December 31, 2007 of $1,856,354 and $2,721,983, respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

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

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2008, Advanced ID issued a total of 10,076,395 shares of common stock for total cash consideration of $1,128,011 and a subscription receivable of $115,892. 1,250,000 shares were issued after period end for $125,000 of the cash proceeds received during the period.

During the nine months ended September 30, 2008, 11,962,500 warrants were issued as part of a private placement of units, of which 1,500,000 were exercisable at $0.20; 4,787,500 were exercisable at $0.22;
3,850,000 were exercisable at $0.25; and 1,825,000 were exercisable at $0.30.

During the nine months ended September 30, 2008, 841,667 shares were issued to settle the deposit on shares to be issued in the amount of $192,500. In addition $16,374 was paid with the issuance of 90,968 shares as compensation to various investors.

According to Advanced ID's compensation plan during the nine months ended September 30, 2008, 2,002,410 shares valued at $578,124 were earned by directors, officers and employees. Of these shares, 615,150 were issued subsequent to September 30, 2008. In addition 347,932 shares with a value of $63,040 were earned by a new employee in Asia, but have not been issued as of the date of this report. This amount was recognized in the quarter ended September 30, 2008.

On June 20, 2008 2,000,000 stock options exercisable at $0.30 for a period of five years were issued to the directors of the Company. The fair value of these options were calculated using the Black and Scholes option pricing model and as a result a charge of $273,241 was recorded during the quarter.

During the period, the Company extended the expiry of all warrants expiring in 2008 which were exercisable at $0.30 and $0.40. The expiry date of these 4,009,585 warrants were extended by one year from original expiry. Given the permanent equity nature of the underlying instruments, the $189,834 fair market value calculated as a result of this extension was recorded as a deemed dividend.


NOTE 4 - RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. In addition to the stock options granted to Mr. Kazimirski discussed in Note 3, during the quarter ended

September 30, 2008 and September 30, 2007, consulting and director fees totaled $162,163 and $102,985 for his services respectively. These services were paid for via the issuance of shares.

During the period ended September 30, 2008, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $89,984 in salary and bonuses. In the same period in 2007 he received $54,592. Some of these services were paid for via the issuance of shares.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID. Mr. Finch is compensated for his services as a director. In addition to the stock options granted to Mr. Finch discussed in Note 3, during the period ending September 30, 2008 and September 30, 2007 a total of $109,265 and $77,211 respectively was paid for salary, bonuses and director fees. Some of these services were paid for via the issuance of shares.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Meier continues to provide services based on his hourly rate. In addition to the stock options granted to Mr. Meir discussed in Note 3, during the period ending September 30, 2008 and September 30, 2007 consulting fees and director fees totaled $23,680 and $27,850 for his services, respectively. These services were paid for via the issuance of shares.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Fields continues to provide services based on his hourly rate. In addition to the stock options granted to Mr. Fields discussed in Note 3, during the period ending September 30, 2008 and September 30, 2007 consulting and director fees totaled $57,325 and $42,550 for his services, respectively. These services were paid for via the issuance of shares.

Laren Yeomans, a Director and employee of Pneu Logic Corporation, Ltd ("PLCL"), earned $104,835 of salary during the period. The amount was partially settled in shares.

RBC Electronics Limited ("RBC") is a company controlled by the father of a Pneu Logic employee. During the nine months ending September 30, 2008, $148,037 in inventory was purchased from RBC and rent of $35,046 was charged by RBC to Pneu Logic.

$170,000 was paid to the father of a Pneu Logic employee during the quarter for the contingent consideration due on the acquisition of Pneu Logic and the father of the employee loaned $55,008 back to the Pneu Logic for operating capital.


NOTE 5 - COMMITMENTS

The Company has agreed to pay each director $1,500 per month as part of their compensation. In addition, each director will be paid $175 per hour for their services rendered on behalf of the Company.


NOTE 6 - DDCT ACQUISITION

On August 29, 2008, the Company signed a term sheet to purchase all of the assets of Shenzhen DDCT Technology Co. Ltd. ("DDCT"), based in the People's Republic of China. Major terms of the agreement were as follows:

   - The Company would set up a wholly owned subsidiary of Advanced ID Asia Pacific Company Limited
   - The new subsidiary would purchase all of the assets of DDCT including but not limited to inventory, leasehold improvements, intellectual property, patents, products, product designs, contracts past and future, collateral and manufacturing processes.
   - The Company must provide US$5 million in working capital to the newly formed subsidiary over 2 years with $200,000 paid to DDCT within 30 days of signing the term sheet. The $200,000 was paid in full subsequent to the end of the quarter. In the event the transaction is not completed, DDCT will refund the advanced funds.
   - The Company must put 16,005,727 shares into escrow for distribution to DDCT shareholders on completion of the transaction
   - An addition 21,340,969 shares of Advanced ID to be placed into escrow to be distributed to DDCT shareholders upon reaching performance milestones to be agreed upon once the transaction has completed.

As at September 30, 2008, no shares had been put into escrow and $80,000 had been advanced against the working capital requirement.


NOTE 7 - IMPAIRMENT OF GOODWILL

During the 3rd quarter, the Company decided to eliminate the office of Pneu-Logic Corporation Ltd. ("PLCL") (a 100% owned subsidiary) and moved all sales activity to the Calgary office, in order to reduce costs and streamline its accounting process. At the same time the Company agreed to sell PLCL products to Pneu-Logic Limited ("PLL") who is an entity controlled by George Yeomans, the father of an officer of PLCL. The agreement requires the Company to purchase products from RBC Electronics (entity owned by George Yeomans) and then sell the products to PLL. PLL will be selling the products to its own channels in Europe.

Advanced ID will continue to sell to the same customer base as previously established from the July 1, 2007 acquisition of the assets that formed PLCL. Management has determined that the customer list is not impaired as of September 30, 2008.

As a result of the closure of the office of PLCL, the Company decided that the goodwill associated with PLCL was impaired.

Advanced ID concluded that sales to PLL should be recorded on a net revenue basis. Reasons for net revenue recognition are that the Company never handles the goods sold by PLL, has no risk of inventory loss, and never has title to the goods.


NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the end of the quarter ended September 30, 2008, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors Inc. For the issuance of a $1,000,000 convertible debenture, the Company will receive $275,000 cash and a secured promissory note for the balance. Provided that certain conditions are met by the Company, the promissory note would be paid at the rate of $200,000 per month commencing one month from the date of closing.

At the option of the holder, the debenture may be converted, either in whole or in part, into common shares at the price equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 3 lowest Volume
Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert.

If the holder elects to convert a portion of the Debenture and, on the day that the election is made, the Volume Weighted Average Price per share of the Company's Common Stock is below $0.08, subject to adjustment the right, within two (2) Business Days after the Company's receipt of such Conversion Notice, to prepay that portion of the Debenture that Holder elected to convert, plus any accrued and unpaid interest, at 150% of such amount.

Provided there is no default on the 1st debenture, two additional debentures on similar terms can be subscribed to by La Jolla Investors Inc.

Subsequent to the end of the quarter a total of 615,150 shares were issued for services rendered during the period ending September 30, 2008. The expenses associated with these shares were properly accounted for in the nine months ended September 30, 2008.

Subsequent to the end of the quarter a total of 1,180,000 shares were issued for cash of $118,000, as part of private placement. 1,250,000 shares were issued for $125,000 of cash received during the nine months ended September 30, 2008.

Advanced ID advanced an additional $120,000 to meet the initial obligation of the term sheet for the acquisition of DDCT. A definitive agreement is still being negotiated.

As of the date of this report, Advanced ID does not have sufficient shares authorized to meet all of the various share issuance obligations as discussed throughout these footnotes, including stock options, stock warrants, stock committed for cash, stock committed for services, the convertible debenture with La Jolla Cove Investors, Inc., and the potential acquisition of DDCT. Advanced ID may not be able to carry out its intended transactions due to a lack of sufficient authorized shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in understanding the financial condition and results of operations of Advanced ID. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

Overview.

Advanced ID is a complete solutions provider in the Radio Frequency Identification business with a focus on the tire management industry. Advanced ID is also involved in the tire inspection business through its UK based Pneu-Logic subsidiary. Advanced ID is active in the pet recovery business through its AVID Canada subsidiary in Calgary, Alberta and has developed a UHF RFID reader product line for global supply chain applications. Recently Advanced ID has expanded to other countries in Europe, China and is currently evaluating setting up a minority owned subsidiary in Brazil to address the rapidly growing RFID market in South America.

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007.

The net loss of $1,856,354 for the nine months ended September 30, 2008 was lower by $376,917 compared to last year due to a larger impairment of goodwill in the previous year.

Revenues

Revenues of $934,250 during the nine months ended September 30, 2008 increased by $265,096 or 39.62% from last year. This increase can be attributed to higher bulk tag, reader and revenues from the recently acquired wholly owned subsidiary, Pneu-Logic. These sales increases are attributed to increased sales focus on animal shelters and broadening of sales of readers and sale of newly developed RFID reader, PR500.

We are actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $934,250 for the nine months ended September 30, 2008, $729,120 or 78.04% were from our companion animal/biological sciences division in Canada and the remainder
$205,130 or 21.96% were comprised from our ultra high frequency division with sales throughout the world.

Cost of Revenues

Cost of Revenues of $517,989 for the nine months ended September 30, 2008 increased by $172,945 or 50.12% over same period in the previous year. The increase in Cost of Revenues is attributed to higher sales levels. Gross profit of $416,261 increased by $92,151 from the corresponding nine month period end September 30, 2007. The gross profit margin decreased from 48.44% to 44.56%, reflecting a change in product mix.

Research and Development

Research and development expenses of $34,630 for the nine months ended September 30, 2008 decreased by $162,363 or 82.42% from last year's comparable period. This was a result of the completion of the development of one of Advanced ID's products.

General, administrative and selling expense

For the nine months ended September 30, 2008, general and administrative and selling expenses of $2,104,173 were higher by $369,497 or 21.30% than last year due mainly to the fair value charge to income for options issued in the amount of $273,241 as well as a general increase in operating expenses.

Interest income (expense)

During the nine months ended September 30, 2008, interest expense was $11,344 as compared to income of $521 during the same period last year.

Liquidity and Capital Resources

As at September 30, 2008, we had cash and cash equivalents of $182,217.

During the nine months ended September 30, 2008, net cash used in operating activities of $917,369 was higher by $436,903 or 90.93% as compared to the quarter ended September 30, 2007. The increase in cash used by operating activities during 2008 resulted primarily from an overall increase in cash general and administrative expenses offset in part by lower cash generated from non-cash working capital amounts.

During the nine months ended September 30, 2008, net cash used in investing activities was $93,989 compared to cash used in investing activities of $30,153 for the nine months ended September 30, 2007. The increase of $63,836 was mainly a result of an advance to DDCT for $80,000 during the quarter ended September 30, 2008.

During the nine months ended September 30, 2008, net cash provided by financing activities of $1,138,019 was higher by $796,660 or 233.38% as compared to the nine months ended September 30, 2007. The higher cash generated is a result of higher proceeds from sales of stock.


Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007.

The net loss of $533,255 for the three months ended September 30, 2008 was lower by $492,764 compared to last year due higher research and development costs as well as impairment of goodwill of $486,488 and loss from discontinued operations of $152,194 in the three months ended September 30, 2007.

Revenues

Revenues of $222,229 during the three months ended September 30, 2008 decreased by $65,145 or 22.67% from last year. This decrease can be attributed to declining sales for animal tags due to lack of sales staff, and timing of new orders for tire tags.

Cost of Revenues

Cost of Revenues of $115,613 for the three months ended September 30, 2008 decreased by $34,957 or 23.22% over same period in the previous year. The decrease in Cost of Revenues is attributed to slight changes in the product sales mix, slightly lower sales and the recognition of net revenues on the sales of PLL. Gross profit of $106,616 decreased by $30,188 from the corresponding three month period end September.
The gross profit margin increased slightly from 47.60% to 47.98%, reflecting the change in product mix.

Research and Development

Research and development expenses of $224 for the three months ended September 30, 2008 decreased by $94,682 or 99.76% from last year's comparable period.

General, administrative and selling expense

For the three months ended September 30, 2008, general and administrative and selling expenses of $508,796 were comparable to general and administrative and selling expenses of $428,970 for the three months ended September 30, 2007. The difference was mainly due to the cost of the addition of staff in Asia.

Other income (expense)

During the three months ended September 30, 2008, interest expense was $8,383 as compared to $265 during the same period last year.

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

Additionally, we will require additional cash resources of $70,000 to fund the remainder of our acquisition of Pneu-Logic as well as $4,800,000 to provide working capital to DDCT as part of the term sheet if the transaction closes, both of which we expect to fund through the issuance of stock.

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

During the nine months ended September 30, 2008, Advanced ID issued a total of 10,076,395 shares of common stock for total cash consideration of $1,128,011 and a subscription receivable of $115,892.

During the nine months ended September 30, 2008, 11,962,500 warrants were issued.

During the nine months ended September 30, 2008, 841,667 shares were issued to settle the deposit on shares to be issued in the amount of $192,500. In addition, $16,374 was paid with the issuance of 90,968 shares as compensation to various investors.

According to Advanced ID's compensation plan during the nine months ended September 30, 2008, 2,002,410 shares valued at $578,124 were earned by directors, officers and employees. Of these shares, 615,150 were issued subsequent to September 30, 2008. In addition 347,932 shares with a value of $63,040 were earned by a new employee in Asia but have not been issued as of the date of this report. This amount was recognized in the quarter ended September 30, 2008.

On June 20, 2008 2,000,000 stock options exercisable at $0.30 for a period of five years were issued to the directors of Advanced ID.

During the period ended June 30, 2008, Advanced ID extended the expiry of all warrants expiring in 2008 which were exercisable at $0.30 and $0.40. The expiry date of these 4,009,585 warrants were extended by one year from original expiry.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.
         None.

Item 5. Other Information.  None.

Item 6. Exhibits.

        Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2008

Advanced ID Corporation

By  /s/Dan Finch
    ------------------------
    Dan Finch
    President and Director