Form 10-K
period 2008-12-31
ADVANCED ID CORP
filed 2009-04-14
CIK 1005356

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

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

   4500 - 5th Street NE, #200, Bay 6
     Calgary, Alberta, Canada                      T2E 7C3
  (Address of principal executive office)                     (Postal Code)

(403) 264-6300
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.01 par value common stock held by non-affiliates of the registrant was approximately $3,160,237.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 5, 2009 was 73,710,839 shares of its $.01 par value common stock.

No documents are incorporated into the text by reference.

Advanced ID Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                              13
ITEM 1B. UNRESOLVED STAFF COMMENTS                                 13
ITEM 2.  PROPERTIES                                                13
ITEM 3.  LEGAL PROCEEDINGS                                         13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       13

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     14
ITEM 6.  SELECTED FINANCIAL DATA                                   15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     55
ITEM 9A. CONTROLS AND PROCEDURES                                   56
ITEM 9B.  OTHER INFORMATION                                        57

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE   58
ITEM 11.  EXECUTIVE COMPENSATION                                   60
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             61
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   61
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   63

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  65

PART I

ITEM 1.   BUSINESS

Overview

On October 17, 2002, AVID Canada Corporation combined with USA Sunrise Beverages, Inc., an inactive publicly owned company with no assets or liabilities, in a business combination accounted for as an acquisition of AVID Canada and a recapitalization of USA. USA had then outstanding shares of 10,625,724 and agreed to return 3,624,725 for cancellation, leaving 7,000,999 shares outstanding. USA then issued 28,000,000 shares to Heritage Ventures Ltd., AVID Canada's former parent company, in exchange for the 200 outstanding shares of AVID Canada and $505,724 in debt owed by AVID Canada to Heritage Ventures. Avid Canada was incorporated in Alberta, Canada, on November 26, 1993. USA changed its name to Advanced ID Corporation effective November 15, 2002. As a result of the reverse merger transaction, The registrant's now wholly owned AVID Canada and the original security holders of USA now hold 7,000,999 shares in the registrant. No consulting fees or finder's fees were paid in relation to the reverse merger transaction.

In 2008, we had three wholly-owned subsidiaries; Pneu-Logic Corporation Limited located in U.K., AVID Canada Corporation, and Advanced ID Asia Pacific Company Limited. AVID Canada Corporation is a reseller of radio frequency identification microchips and scanners manufactured by American Veterinary Identification Devices of the United States under the brand name AVID. AVID Canada does not own the AVID brand name or trademark. There currently exists no distribution agreement with AVID. The products are marketed to the companion animal and biological sciences sectors in Canada only. PLCL is a reseller of RFID products for the tire industry. Due to limited sales in 2008, the administration and management of PLCL were moved to the registrant's head office. Advanced AP was set up in Hong Kong to allow us to enter the Chinese
market.   Advanced AP has one wholly-owned subsidiary, Advanced ID
(Shenzen) Co, Ltd. Advanced Shenzen was set up to carry out our operations in China.

On July 1, 2007, the registrant decided to divest our 60% interest in AFG Asia Engineering Co. Ltd. of Chiang Mai, Thailand.

On July 1, 2007, the registrant acquired all operating assets of Pneu-Logic Limited of England in order to align ourselves with addressing the tire maintenance solution for fleet owners across the world. Our product line has been successful in the European market.

We develop, manufacture and sell, either directly or through distributors, microchip identification technologies referred to as radio frequency identification microchips and readers to the animal industry. In the second quarter of 2004, we began commercializing these products under the brand name, DataTRAC(tm). We own the intellectual property rights to the DataTRAC(tm) products.

RFID allows for the positive identification and location tracking of animals or objects that are embedded or tagged with RFID microchips. We currently supply over 3,000 organizations such as animal shelters, veterinarians, breeders, government agencies, universities, zoos, research labs and fisheries with RFID devices for companion animals, exotics, equines, bovines, llamas, alpacas, ostriches, aquatic species, reptiles, migratory and endangered species. We have implanted microchips in over 600,000 companion and other valuable animals, currently track nearly one million animals in our PETtrac database, and reunite numerous lost animals with their families each month.

Sales of microchips and readers to the companion animal and biological sciences markets in Canada continue to contribute a majority of our income in 2008. . We sold UHF identification tags to Goodyear Tire and Rubber Company under several purchase orders continuing into 2008.
Tire tag and tire patch sales have been made to VAR's in several countries for trial or pilot runs. Readers for the tire tag market have been sold to tire manufacturers and resellers in India, Canada, Mexico, Venezuela, Australia, Japan and the United States. Michelin US has purchased multiple readers.

As noted above, we are currently serving the Canadian market as a reseller for AVID and SOKYMAT LF RFID products. We are expanding our sales effort for SOKYMAT chips into several countries, including China, Taiwan, Thailand and Japan

Since we own the intellectual property of the DataTRAC(tm) microchips, we are continuing to develop and market our UHF RFID products in both the supply chain and livestock markets throughout the world, either directly or through international distributors. We have made good progress in the supply chain market, especially in Asia. Our marketing efforts in the livestock area have been reduced because no country's government has either mandated or approved for use our UHF RFID technology

Products and Services Overview

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

   RFID Readers: We offer a variety of hand-held readers that read both our microchips and our competitors' microchips. Our reader formats include International Standards Organization, Federation of European Companion Animal Veterinarian Association and AVID's encrypted standard.

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

Currently, we are the only company that is offering ultra high frequency tags to the livestock industry. All of our competitors offer low frequency tags which are generally more costly to produce, offer a shorter read range, and have limited reading capability within automated livestock processing plant environments. Adoption of RFID technology by animal owners has been slower than anticipated resulting in lower than anticipated sales, additionally the adoption of Low Frequency ISO 11784 and 11785 compliant technology by a growing number of countries has impacted on the market potential and the company has put further development of the livestock application on hold. However, interest is increasing for a UHF RFID solution and the company is responding to that interest.

   RFID Readers: We offer stationary and handheld readers that will scan and read our microchips. Effective November 2003, we secured a partnership agreement with Applied Wireless Identifications Group, Inc. of New York to supply us with ultra high frequency readers that we will resell to our customers.

We have entered the UHF RFID reader product line with both hand held and stand alone readers that have read ranges from several inches to 20 feet. The readers are intended to capture a large market share through aggressive pricing and full features. Our readers will work in virtually all supply chain applications.

We acquired Pneu-Logic, a UK based company focused on the tire maintenance market. The products are well respected in the industry around the world and follow on products, now under development, will capture a significant new market share, especially in the off the road market.

      Services: Our objective is to become the complete system provider for livestock identification and trace-back. As part of providing a complete system for our customers, we will provide in-depth analysis prior to implementation of a recommended solution.

      Inanimate Products and Services: In August 2005, we were awarded a Purchase Order from Goodyear Tire and Rubber Company of Akron Ohio for RFID identification tags. Goodyear is undertaking trials to test the durability and practicality of embedding UHF tags specifically designed for their tires. Tags were produced on a prototype basis initially prior to moving into larger scale production. The 2006 and 2007 NASCAR racing tires had this product attached to their racing tires. The Goodyear Tire and Rubber Company of Akron Ohio renewed the Purchase Order for 2008 for its NASCAR tires.

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

Intellectual Property

Our intellectual property is comprised of our radio frequency identification tags utilized for the identification and trace back of livestock. We currently do not own any patents and have not licensed any intellectual property used in our products. Our tire tag technology is based on IP from Goodyear and under license from Michelin. Our new reader line will include intellectual property that the company will exploit through patent protection and other protection of proprietary assets

Target Market

We are fulfilling the needs of the companion animal and biological sciences markets in the RFID industry as outlined below:

   - Increasingly, municipal animal control agencies are setting policy and by-laws for permanent tagging of pets.

   - Pending guidelines will require livestock and meat product operators to use advanced tagging and tracking systems. UHF will compete with LF in the future.

   - Industries are demanding increased efficiencies in logistics, distribution, asset management, and tracking.

   - The tire management industry was started in 2005 and growth has been steady through 2008. However, the softening economy has stalled and we expect no growth in 2009.

   - The global RFID market was several billion dollars, US in 2008. No appreciable growth is expected for 2009.

Our PETtrac system has been approved for use across Canada by the National Companion Animal Coalition thereby giving us access to over 3,000 professional veterinarians as well as all SPCAs and humane societies, thus tapping a market of over eight million animals.

In the livestock industry, the Bovine Spongiform Encephalopathy, i.e. BSE or Mad Cow, disease that plagued Europe in 1998 was thought to have infected North American herds. This resulted in legislative efforts for animal identification and tracking systems with RFID being the preferred technology. Governments are implementing legislation requiring a quick and secure animal trace back system, aimed at improving food safety for consumers from animal diseases. Our products have been designed to exceed existing regulations.

Advances in microchip design, miniaturization, global positioning tracking, read range, read/write capabilities and data storage have greatly expanded the applications for RFID tags. RFID systems are being piloted and used in a wide range of retail, commercial and industrial applications. The registrant will carefully choose those technologies and market sectors where we can successfully compete.

Marketing and Sales Strategy

Sales and Distribution Channels

With a strong channel already established in the Canadian companion animal and biological sciences markets with our direct sales team, comprised of one sales representative and three customer support personnel, we intend to leverage this position by securing additional relationships with other veterinarian professionals in targeted regions across Canada. Currently, we have relationships with the following distribution agencies; Associate Vet Purchasing, Western Drug Distribution Center, Vet Purchasing, Canadian Kennel Club and Centre de Distribution de Medicaments Veterinaires. There is no contractual agreement or volume commitment in place with any of these parties.

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

Recent Developments

Companion Animal - We have received approval for our new ISO chip made by SOKYMAT. With the significant cost savings associated with this new ISO standard chip, Advanced ID has reduced our prices in Canada and other countries and sales are increasing. We have developed a new LF reader for companion animals that can be sold in several countries with language specific readout capabilities.

Livestock Tagging - We have not further developed its livestock RFID product line but has maintained its ability to provide a complete product solution as the requirement develops. Recent outbreaks of BSE and bird flu could well re-ignite interest in this product.

Tire Management - We have continued to develop, with Hana and others, products that will serve the tire management industry from the tire maker in Ohio to the fleet owner in Great Britain. Management is of the belief that, with our RFID tire management product line and the Pneu-Logic tools, the market is blanketed better than with any other company.

We plan to be in leadership position in this market and will focus its energies and resources to obtain a leadership role as the market matures and reaches high volume requirements.

UHF RFID Reader Development - We have developed a series of high powered, long read range, UHF RFID readers that are being sold in the supply chain industry and the tire tag business. This reader product line is sold to the trade at about half the prevailing price for an equivalent product sold by the competition. We have designed a lower cost, mass market UHF RFID reader that will sell for half the price of our current readers. This is the reader product line that will take the cost of UHF readers out of the value proposition. The UPC Barcode business did not take hold in the 70's/80's until the price of readers went under $100. We intend to be the company that ultimately offers a $100 UHF RFID reader. In 2007, we completed the development of new reader PR 500 low price, low range but practical for inventory management. The new reader was sought and installed at a new book store in Portugal, Spain. In 2009, we will be marketing the new reader into various industries.

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

Employees

At the end of 2008, we had six full-time employees, six contract employees and one part-time employee. On July 1, 2005, we acquired a 60% interest in AFG Asia Engineering Ltd of Chiang Mai, Thailand. The Managing Director, Mr. Gottfried Auer and 40 % owner of AFG Engineering Asia Ltd. has been providing us with all RFID engineering services since 2003. Mr. Auer has a Staff of nine hardware and software engineers and support staff in the Chiang Mai office. Subsequent to the purchase of AFG Asia Engineering Ltd. the corporate name was changed to reflect the new ownership structure and is now known as Advanced ID Asia Engineering Co. Ltd. We divested our interest in Advanced ID Asia Engineering Co. Ltd in 2007 but continue to outsource certain tasks to Advanced ID Asia Engineering Co. Ltd. We purchase RFID readers and pet recovery microchips from Advanced ID Asia Engineering Co.

On July 1, 2007, we purchased the assets of UK based Pneu-Logic Limited and added three contract employees. At the end of 2008, two of the employees had left. The managing director remains as a contract employee.


ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

We currently have an agreement to lease office premises until August 31, 2012. We have committed to leasing approximately 1,920 rentable square feet and are obligated to pay basic rent and all operating costs, including utilities and taxes for a total cost of CDN$2,800 per month. The real property utilized by us is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile and cross liability coverage. The property is located at, 4500 5the Street NE, #200 Bay 6, Calgary, Alberta T2E 7C3 Canada.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board on October 17, 2002 under the symbol "AIDO".

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                             Fiscal 2008               Fiscal 2007
                           High       Low            High       Low
                           ----       ---            ----       ---
First Quarter            $0.24        $0.13         $0.46      $0.22
Second Quarter           $0.25        $0.16         $0.49      $0.23
Third Quarter            $0.27        $0.11         $0.36      $0.22
Fourth Quarter           $0.14        $0.06         $0.28      $0.15

b) Holders. At April 5, 2009, there were approximately 1,900 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

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

Equity
Compensation
Plans Not Approved
by Security Holders           5,580,000                       $0.383                         n/a
                              ----------                       ------                      ------
Total                         5,580,000                                                      n/a

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

During 2008, the registrant issued the following unregistered securities:
   -  3,857,933 common shares for services rendered valued at $640,150,
   -  1,340,968 common shares for debt settlement valued at $141,373,
   - 841,667 common shares for deposits received in 2007 for $190,500 which included 325,000 common shares for $97,500 on the exercise of warrants in 2007;
   - 12,631,395 common shares for cash proceeds of $1,276,503and for subscriptions receivable of $99,430.

We also wrote off a note receivable that we had accepted in 2007 in exchange for the issuance of 10,000 shares of common stock valued at $2,000 to one investor due to an inability to pay. These shares were returned to treasury.

The above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.


    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The registrant signed an agreement with Corporate Insights in April 2008 with the purpose of funding the purchase of Shenzhen DDCT Technology, Co. At the end of 2008, it was clear that funding could not be obtained and the merger was not completed. A replacing bilateral sales agreement is being developed in 2009. In June 2008, the registrant restructured its Pneu-Logic subsidiary to save costs. As the economy collapsed in the second half of 2008, sales of Pneu-Logic products, as well as all of the registrant's products, declined and further steps had to be taken to cut costs. PLCL was suspended and in early 2009, the relationship with Pneu-Logic was changed to an exclusive bilateral sales and marketing agreement. Also in late 2008, the registrant contracted with La Jolla Cove, an investment company to secure funding to complete the asset purchase of Shenzhen DDCT. That funding agreement was in place at the end of 2008. However, due to the fact that the registrant will not purchase DDCT, the parties are currently negotiating to alter that agreement.

The registrant is moving forward on several fronts. These initiatives were started in 2008 and continue into 2009. Our largest fleet related system integrator has committed to several hundred truck probes in 2009/2010. Our primary software development partner for the truck probe will release in April 2009, tire management software (middleware) that will allow the probe and ultimately our RFID readers to communicate with any embedded fleet management database. Our strategic partner in Brazil is conducting major trials with Bandag and Bridgestone in the tire ID business and just presented a countrywide solution for RFID and gas vessels. The registrant's low cost point of sale RFID reader is going through final trials in Europe with product acceptance expected in the 2nd quarter of 2009. At that point, this product will be presented to retail outlets worldwide. The pet recovery business (microchips) outside of North America is becoming increasingly viable. We have been asked to deliver trial product for China, Taiwan, Japan and the US in late 2008, early 2009.

The registrant is exploring ways to add complementary products without extensive engineering and other product development. Preliminary discussions are being held with potential strategic partners to combine products under one company umbrella, especially where our sales and system integrator network provide additional sales professionals on the street.

Results of Operations for the Fiscal Years Ended December 31, 2008 versus December 31, 2007.

The net loss of $2,516,131 for the year ended December 31, 2008 was lower by $205,852 versus 2007 due to a lower impairment charge on goodwill and lower research and development expenses.

Revenues

Revenues of $1,159,039 during the year ended December 31, 2008 increased by $149,036 or 14.76% over last year. The increase in revenues for the year ended December 31, 2008 was a result of increased RFID tag sales, stable chip sales to the companion animal sector, increased UHF RFID readers and the addition of Pneu-Logic product sales.

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

Cost of Revenues

Cost of revenues of $603,992 for the year ended December 31, 2008 increased by $78,865 or 15.02% over the previous year. The increase in cost of revenues is attributed to a higher volume of products sold during 2008.

Research and Development

Research and development expenses of $37,940 for the year ended December 31, 2008 decreased by $227,847 or 85.73% over last year's comparable period. This decrease is due to the fact that the engineering development of the new reader line was completed in 2007.

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative expenses of $2,411,836 were higher by 4.13% over 2007. This was in large part due to costs related the operations of Pneu Logic Corporation Limited which commenced operation in July 2007.

Accretion and Finance Chares

In 2008, we recorded non-cash accretion and finance charges of $251,502 compared to $0.00 in 2007 as a result of the La Jolla Cove Investors financing we received.

Interest Income and Expense

During the year ended December 31, 2008, interest expense was $39,581 while in 2007 we earned interest of $1,734. The interest expense was mostly due to charges related to the La Jolla Cove investment.

As at December 31, 2008, we had one loan payable for $60,000 outstanding which accrues interest at 10% per annum, payable monthly. In addition, a convertible debenture that bears interest at 6% per annum is outstanding for $1,000,000. On the other hand, we had a promissory note receivable for $725,000 that bears interest of 6.5% per annum.

Impairment of Assets

During the year ended December 31, 2008, we recognized impairment of the assets of Pneu-Logic Corporation Limited based on sales results and the necessity to move all the operations to our head office. Property and equipment was impaired for $13,913 and $0 for the year ended December 31, 2008 and 2007, respectively. Customer list was impaired for $44,123 and $0 for the year ended December 31, 2008 and 2007, respectively and took a further goodwill impairment charge of $122,468 compared to $486,888 in fiscal 2007.

Liquidity and Capital Resources

As at December 31, 2008, we had cash and cash equivalents of $165,072. During the year ended December 31, 2008, net cash used in operating activities of $1,255,489 was higher by $516,806 or 69.96% as compared to the year ended December 31, 2007.

During the year ended December 31, 2008, net cash provided by financing activities of $1,723,458 was higher by $985,370 or 128.80% as compared to the previous year ended December 31, 2007. During 2008, cash has been provided through, completed subscription agreements from investors for $1,276,503 and proceeds from the sale of debentures of $275,000.

Our internal and external sources of liquidity have included cash generated from the exercise of options and warrants, proceeds raised from subscription agreements and private placements, and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next two to three months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next seven to ten months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $30,000 to $40,000 per month. It is our intent to secure a market share in the livestock and inanimate identification industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities

Going Concern

The registrant has incurred net losses for the years ended December 31, 2008 and 2007 of $2,516,131 and $2,721,983 respectively. Because of these losses, the registrant will require additional working capital to develop its business operations.

The registrant intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that the registrant will be able to either
   - achieve a level of revenues adequate to generate sufficient cash flow from operations; or
   - obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the registrant's working capital requirements.

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the registrant will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the registrant. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations
                                                        Payments due by period
                                              Less than 1     1-3         3-5   More than 5
     Contractual obligation         Total       year         years       years     years
     ----------------------         -----     -----------    -----       -----  -----------
Long-term debt obligation        $1,000,000          -   $1,000,000         -        -
Capital Lease Obligations                 -          -            -         -        -
Operating Lease Obligations        $111,793    $33,668      $59,734   $18,391        -
Purchase Obligations                      -          -            -         -        -
Other Long-Term Liabilities
  Reflected on the Balance Sheet $1,219,249          -            -         -        -

Critical Accounting Policies

   Basis of Consolidation
The consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries Avid Canada Corporation, Advanced ID Asia Pacific Company Limited, Advanced ID (Shenzhen) Co., Ltd., and Pneu-Logic Corporation Limited. Until July 2005, the Company's accounts included the accounts of its wholly owned subsidiary Universal Pet Care, Inc. UPC was a dormant company and was involuntarily dissolved in 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

   Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

   Concentration of Risk
The registrant places its cash and temporary cash investments with established financial institutions. At various times during the year, the registrant maintained cash balances in excess of insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks. No losses have been incurred by the registrant related to this risk.

   Foreign Currency Translation
Since Avid Canada is located in Canada, the Canadian dollar has been designated as the functional currency. For PLCL the currency of trade can be Euros, British sterling pounds and US Dollars, however the British sterling pounds has been designated as the functional currency. The reporting currency is the United States dollar. All balance sheet accounts have been translated at the current exchange rates as of December 31, 2008 and 2007. Statements of operations items have been translated at average currency exchange rates during the respective years. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' equity (deficit).

   Accumulated Other Comprehensive Income (Loss)
Total accumulated other comprehensive income (loss) consists of net income (loss) and other changes in stockholders' equity (deficit) from transactions and other events from currency translation gains and losses. The components of and changes in accumulated other comprehensive income as it relates to the currency translation losses are $9,591 and $14,853 for the years ending December 31, 2008 and 2007, respectively.

   Revenue Recognition
The registrant recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable and collectability is probable.

Product sales are recognized by the registrant generally at the time product is shipped. At the time revenue is recognized, registrant provides for the estimated cost of product warranties and reduces revenue for estimated product returns.

When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

   Research and Development Costs
Research and development costs are expensed as incurred.

   Cash and Cash Equivalents
For the purposes of presenting cash flows, the registrant considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Allowance for Doubtful Accounts
The registrant provides an allowance against accounts receivables for estimated losses that may result from customers' inability to pay. The allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and changes in customer's cycles and customer's credit- worthiness. Amounts later determined and specifically identified to be uncollectible are charged and written off against this allowance. To minimize the likelihood of uncollectibility, the registrant reviews customer's credit worthiness periodically based on independent credit reporting services, the Company's experience with the customer and the economic condition of the customer's industry. Material differences may result in the amount and timing of expense for any period if the registrant were to make different judgments or utilize different estimates. If the financial condition of customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not experienced significant variances in the past between estimated and actual doubtful accounts and anticipates that the registrant will be able to continue to make reasonable estimates in the future. The registrant has recorded an allowance of $Nil and $16,852 as of December 31, 2008 and 2007 respectively.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 2008, impairment losses have been recorded on the assets of PLCL. Expenditures for repairs and maintenance are expensed as incurred.

Expenditures for major renewals or betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or dispositions of property and equipment, any resulting gain or loss is recognized consolidated statement of operations.

   Goodwill
The registrant accounts for goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No, 142, "Goodwill and Other
Intangible Assets." Under SFAS No. 142, goodwill is deemed to have an indefinite life are not amortized but is subject to an annual impairment test.

The registrant recognized an impairment loss of $122,469 (2007 -
$486,888) based on management's valuation.

   Intangible Assets
Intangible assets consist of a customer list purchased on the acquisition of PL. This list was being amortized straight-line over three years. On December 31, 2008, the carrying value was completely written off as a result of management's assessment of PLCL's business.

   Fair Value of Financial Instruments
The registrant's financial instruments consist of cash and cash equivalents, receivables, payables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

   Advertising
The registrant charges costs of advertising to expense at the time the costs are incurred.

   Shipping and Handling
The registrant includes shipping and handling costs in cost of goods sold.

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

   Loss per Common Share
The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares outstanding, assuming the exercise of outstanding options and warrants for the years ended December 31, 2008 and 2007, were 107,304,855 and 69,257,891 respectively.

   Share-based Compensation
The registrant uses the fair value accounting method as provided under SFAS No. 123(R) for stock options and other equity based compensation issued to employees. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of the 2008 and 2007 compensation expense: dividend yield 0% (2007 - 0%) expected volatility of 113.4% (2007 - 97.9%), risk-free interest rate of 3.6% (2007 - 6.3%), and expected lives of 5 years (2007 - 5 years).

Segment Reporting
The registrant operates in one industry segment - radio frequency identification microchip readers and tags. The registrant operates primarily in one geographic area, being the North America. PLCL sells products in Europe which accounted for approximately 17% of total sales.

   FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The registrant's chief operating decision maker is its Chief Executive Officer. The registrant's Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The registrant has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the registrant reports as a single operating segment.

   Reclassifications
Certain 2007 amounts have been reclassified to conform to 2008 presentation.

Recent Pronouncements

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides an option to report eligible financial assets and liabilities at fair value effective January 1, 2008, with changes in fair value recognized in net income. Upon adoption, the first re-measurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The registrant has elected not to report eligible assets and liabilities at their fair value.

In December 2007, the FASB issued Statement 141R, Business Combinations, which requires recognition of the assets acquired, liabilities assumed and non-controlling interest arising in a business combination at their fair value as of the acquisition date. In addition, the costs of acquisition must be recognized separately from the business combination. This statement will be effective for our 2009 reporting and is not expected to have a material impact on the registrant.

During the year, the registrant adopted Statement 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value and increases disclosure concerning fair value measurements. The adoption of Statement 157 did not have a material impact on the registrant's results or financial position.

In March 2008, the FASB issued Statement 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement will be effective for our 2009 reporting and is not expected to have a material impact on the registrant.

In May 2008, the FASB issued Statement 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of entities that are presented in conformity with US GAAP. This statement will be effective for the registrant following the US Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to existing guidance and its adoption is not expected to have a material impact on the registrant.

On May 23, 2008, the Financial Accounting Standards Board ("FASB") issued FASB statement No.163 "Accounting for Financial Guarantee Insurance Contracts" ("FAS 163"). FAS 163 clarifies how FASB Statement No.60 "Accounting and reporting by Insurance Enterprises" applies to financial guarantee insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guarantee contracts. The significant elements of the standard are as follows:

   1. Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

   2. The standard requires that the present value of installment premiums due pursuant to the terms of a financial guarantee insurance contract be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

   3. A claim liability will be established on a financial guarantee contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves are not permitted under the standard.

   4. Additional disclosures on financial guarantee contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company's insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company's September 30, 2008 financial statements). Early application is not permitted. The standard does not apply to credit default swaps. Applying FAS 163 will not have any impact on the financial results of the registrant or on the registrant's financial position.

In December 2008, the FASB issued Staff Position FSP FAS 132R-1, Employers' Disclosures about Post-Retirement Benefit Plans Assets, which requires additional disclosures explaining how investment allocation decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets and significant concentrations of risk within the plan assets. This Staff Position will not have any impact on the registrant's results or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Advanced ID Corporation
                 Index to the Financial Statements


Reports of Independent Registered Public Accounting Firms 26 Financial Statements of Advanced ID Corporation:
  Consolidated Balance Sheets as of December 31, 2008
    and 2007                                                   28
  Consolidated Statements of Operations For the Years
    Ended December 31, 2008 and 2007                           30
  Consolidated Statements of Stockholders' Equity
   (Deficit) For the Years Ended December 31, 2008 and 2007 32 Consolidated Statements of Cash Flows For the Years Ended
    December 31, 2008 and 2007                                 33
  Notes to Consolidated Financial Statements                   35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advanced ID Corporation
Calgary, Canada

We have audited the accompanying balance sheet of Advanced ID Corporation and subsidiaries as of December 31, 2008 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Advanced ID Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Advanced ID Corporation and subsidiaries for the year ended December 31, 2007 were audited by other auditors whose report dated March 26, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced ID Corporation and subsidiaries as of June 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 3 to the consolidated financial statements. Management's plans regarding those matters are also described in the said note. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/AGCA, Inc.
Arcadia, California
March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Advanced ID Corporation
Calgary, Alberta, Canada


We have audited the accompanying consolidated balance sheet of Advanced ID Corporation (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced ID Corporation as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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


/s/LBB & Associates Ltd., LLP
-----------------------------
LBB & Associates Ltd., LLP

Houston, Texas
March 26, 2008

               ADVANCED ID CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2008 and 2007

                                  ASSETS

                                                2008            2007
                                                ----            ----
CURRENT ASSETS:
  Cash                                       $ 165,072      $  61,557
  Trade accounts receivable, net               135,156        111,073
  Accounts receivable - related parties        346,974          2,870
  Inventory                                     45,703         95,914
  Prepaid expenses                              13,859          2,018
                                            ----------      ---------
      Total current assets                     706,764        273,432
   Property and equipment, net                  51,334         49,986
   Goodwill                                          -        122,468
   Promissory notes receivable                 725,000              -
   Customer list, net                                -         62,500
                                            ----------     ----------
      Total other assets                       776,334        234,954
                                            ----------     ----------
      Total assets                          $1,483,098     $  508,386
                                            ==========     ==========
               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                          $  315,666     $  300,636
  Accounts payable - related parties           138,444         66,912
  Loan payable - related party                 106,761         59,806
  Deposit on shares to be issued                     -        192,500
  Redemption put liability                      32,253              -
  Accrued liabilities                           13,491         57,343
  Contingent consideration on acquisition
    of Pneu-Logic                               70,000        240,000
                                            ----------     ----------
      Total current liabilities                676,615        917,197
  Debentures payable                         1,219,249              -
                                            ----------     ----------
      Total liabilities                      1,895,864        917,197
                                            ----------     ----------
STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par;
    500,000 shares authorized; none issued
    and outstanding                                  -              -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 75,990,271 shares and
    57,318,308 shares issued and outstanding
    at December 31, 2008 and 2007,
    respectively                               759,904        573,184
  Additional paid-in capital                10,802,481      8,180,170
  Subscription receivable                      (99,430)        (2,000)
  Accumulated deficit                      (11,867,754)    (9,161,789)
  Accumulated other comprehensive
    Income (loss)                               (7,967)         1,624
                                            ----------     ----------

      Total stockholders' deficit             (412,766)      (408,811)
                                            ----------     ----------
      Total liabilities and stockholders'
        deficit                             $1,483,098     $  508,386
                                            ==========     ==========

            See accompanying summary of accounting policies and notes to consolidated financial statements.

               ADVANCED ID CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

                                               2008          2007
                                            ----------    ----------
Revenues                                   $1,159,039     $1,010,003
Cost of revenues                              603,992        525,127
                                          -----------    -----------
  Gross profit                                555,047        484,876

Research and development expense               37,940        265,787
Selling, general and administrative expense 2,411,836      2,316,173
Bad debt provision on advanced to DDCT        149,815              -
Impairment of property and equipment           13,913              -
Impairment of customer list                    44,123              -
Impairment of goodwill                        122,468        486,888
                                          -----------    -----------
  Operating loss                           (2,225,048)    (2,583,972)
  Accretion and finance charges on
    debenture                                (251,502)             -
  Interest income (expense)                   (39,581)         1,734
                                          -----------    -----------
Loss from continuing operations            (2,516,131)    (2,582,238)
Loss from discontinued operations                   -       (139,745)
                                          -----------    -----------
Net Loss before income taxes               (2,516,131)    (2,721,983)
Provision for income taxes                          -              -
                                          -----------    -----------
Net Loss                                  $(2,516,131)   $(2,721,983)

Warrant holder inducement dividend           (189,834)      (155,647)
                                          -----------    -----------
Net loss applicable to common
Shareholders                              $(2,705,965)   $(2,877,630)
                                          ===========    ===========
Net loss per share:
  Basic and diluted loss
     Continuing operations                     $(0.04)        $(0.05)
                                               ======         ======
     Discontinued operations                   $(0.00)        $(0.00)
                                               ======         ======
  Basic and diluted weighted average
    Shares outstanding                     65,680,317     54,951,487
                                           ==========     ==========

               See accompanying summary of accounting policies and notes to consolidated financial statements.

               ADVANCED ID CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
                       (CONTINUED ON NEXT PAGE)

                                                              Additional
                                            Common Stock       Paid -in    Subscription
                                          Shares    Amounts     Capital      Received
                                          -----------------    ----------   -----------
BALANCE, December 31, 2006               52,219,914  $522,199  $6,000,805     $(22,000)
Comprehensive loss:
  Net loss
  Foreign currency translation adjustments
      Total comprehensive loss
Stock issued for services                 1,151,372    11,514     271,926            -
Stock issued for cash                       965,000     9,650     244,350       20,000
Stock issued on acquisition of Pneu-Logic 1,000,000    10,000     308,810            -
Stock issued on settlement of debt        1,170,355    11,704     350,237            -
Exercise of options and warrants            811,667     8,117     235,383            -
Stock options issued for services                 -         -     613,012            -
Warrant holder inducement dividend                -         -     155,647            -
                                         ----------  --------  ----------     --------
BALANCE, December 31, 2007               57,318,308  $573,184  $8,180,170     $ (2,000)
                                         ==========  ========  ==========     ========
Comprehensive loss:
  Net loss
  Foreign currency translation adjustments
      Total comprehensive loss
Stock issued for services                 3,857,933    38,580     601,570            -
Stock issued for cash                    12,631,395   126,314   1,247,619      (97,430)
Stock issued on settlement of debt        1,340,968    13,409     127,964            -
Stock issued for deposits received
  in 2007                                   841,667     8,417     182,083            -
Stock options issued for services                 -         -     273,241            -
Warrant holder inducement dividend                -         -     189,834            -
                                         ----------  --------  ----------     --------
BALANCE, December 31, 2008               75,990,271  $759,904 $10,802,481     $(99,430)
                                         ==========  ========  ==========     ========

                 ADVANCED ID CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

                                         Accumulated
                                            Other                         Total
                                        Comprehensive    Accumulated   Stockholders'
                                         Income (Loss)     Deficit    Equity (Deficit)
                                        -------------    -----------  -------------
BALANCE, December 31, 2006               $ 16,477       $(6,284,159)  $  233,322
Comprehensive loss:
  Net loss                                      -        (2,721,983)  (2,721,983)
  Foreign currency translation
    adjustments                           (14,853)                -      (14,853)
                                                                      ----------
      Total comprehensive loss                                        (2,736,836)
                                                                      ----------
Stock issued for services                       -                 -      283,440
Stock issued for cash                           -                 -      274,000
Stock issued on acquisition of Pneu-Logic       -                 -      318,810
Stock issued on settlement of debt              -                 -      361,941
Exercise of options and warrants                -                 -      243,500
Stock options issued for services               -                 -      613,012
Warrant holder inducement dividend              -          (155,647)           -
                                          -------        ----------   ----------
BALANCE, December 31, 2007                $ 1,624       $(9,161,789)  $ (408,811)
                                          =======       ===========   ==========
  Net loss                                      -        (2,516,131)  (2,516,131)
  Foreign currency translation
    adjustments                            (9,591)                -       (9,591)
                                                                       ---------
      Total comprehensive loss                                        (2,525,722)
                                                                       ---------
Stock issued for services                       -                 -      640,150
Stock issued for cash                           -                 -    1,276,503
Stock issued on settlement of debt              -                 -      141,373
Stock issued for deposits received in 2007      -                 -      190,500
Stock options issued for services               -                 -      273,241
Warrant holder inducement dividend              -          (189,834)           -
                                          -------       -----------    ---------
BALANCE, December 31, 2008                $(7,967)     $(11,867,754)  $ (412,766)
                                          =======      ============    =========

               See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ADVANCED ID CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued on Next Page)

                                                 2008          2007
                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(2,516,131)  $(2,721,983)
  Net income (loss) from discontinued
    operations                                         -      (139,745)
                                              ----------    ----------
  Net loss from continuing operations         (2,516,131)   (2,582,238)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                 59,151       102,960
    Stock issued for services                    640,150       283,440
    Stock options issued for services            273,241       613,012
    Stock issued for interest expense             16,373             -
    Accretion and finance charge on debenture    251,502             -
    Bad debt provision on investment to DDCT     149,815             -
    Goodwill impairment                          122,468       486,888
    Impairment of customer list                   44,123             -
    Impairment of property and equipment          13,913             -
      Change in assets and liabilities:
        Accounts receivable                     (381,456)       73,154
        Inventory                                 48,639       (72,642)
        Prepaid expenses                         (11,363)       19,289
        Accounts payable                          10,001       166,259
        Accounts payable - related parties        72,722       175,539
        Accrued liabilities                      (48,637)       (6,091)
                                              ----------    ----------
Net cash used in continuing operating
  activities                                  (1,255,489)     (740,430)
Net cash used in discontinued operating
  activities                                           -         1,747
                                              ----------    ----------
CASH FLOWS USED IN OPERATING ACTIVITIES       (1,255,489)     (738,683)
                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advance on investment to DDCT                 (149,815)            -
  Payment on acquisition of assets of
    Pneu-Logic Ltd.                             (170,000)     (100,000)
  Purchase of property and equipment             (56,035)      (16,254)
                                              ----------    ----------
Net cash used in investing activities           (375,850)     (116,254)
Net cash used in discontinued investing
  activities                                           -       (16,193)
                                              ----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES         (375,850)     (132,447)
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                  1,276,503       274,000
  Proceeds from borrowings                       125,000             -
  Proceeds from the exercise of stock
    options and warrants                               -       213,500

               ADVANCED ID CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (Continued)

                                                 2008          2007
                                            ------------   ------------
  Payment on Pneu-Logic Ltd. debt issued               -       (60,000)
  Proceeds from loan payable - related party      46,955        60,000
  Proceeds from deposits on shares to be issued        -       192,500
  Proceeds from the issuance of debenture        275,000             -
                                              ----------    ----------
Net cash provided from continuing financing
  activities                                   1,723,458       680,000
Net cash provided from discontinued financing
  activities                                           -        (1,912)
                                              ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES           1,723,458       678,088
                                              ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES                   11,396       (12,188)
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                  103,515      (205,230)
CASH, beginning of year                           61,557       266,787
                                              ----------    ----------
CASH, end of year                             $  165,072    $   61,557
                                              ==========    ==========

CASH PAID FOR:
  Interest                                      $ 38,402      $      -
  Taxes                                         $      -      $      -

NON CASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for acquisition of
    Pneu-Logic Ltd.                             $      -      $318,810
  Common stock issued for settlement of debt $141,373 $361,941 Common stock issued for deposits received
    in 2007                                     $190,500      $      -
  Debt Issued for acquisition of Pneu-Logic $ - $300,000 Common stock issued for subscription
    receivable                                  $ 99,430      $      -
  Subscription receivable issued for exercise
    of warrants                                 $      -      $ 30,000
Warrant holder inducement dividend              $189,834      $155,647

             See accompanying summary of accounting policies and notes to consolidated financial statements

             ADVANCED ID CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS

Advanced ID Corporation ("Advanced ID" or the "Company") was originally incorporated in South Dakota on August 13, 1990. Advanced ID is in the business of marketing Radio Frequency Identification ("RFID") products for the purpose of identification and trace back of animals in the companion animal, biological sciences and agricultural sectors.

During the past several years Advanced ID has also been involved in research & development of RFID readers and RFID tags for various market segments and will continue to do.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Basis of Consolidation

The consolidated financial statements include the accounts of Advanced ID Corporation, its wholly-owned subsidiaries Avid Canada Corporation ("AVID Canada"), Advanced ID Asia Pacific Company Limited, Advanced ID (Shenzhen) Co., Ltd., and Pneu-Logic Corporation Limited ("PLCL").
Until July 2005, the Company's accounts included the accounts of its wholly owned subsidiary Universal Pet Care, Inc. ("UPC"). UPC was a
dormant company and was involuntarily dissolved in 2005.   All
significant inter-company accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

Since Avid Canada is located in Canada, the Canadian dollar has been designated as the functional currency. For PLCL the currency of trade can be Euros, British sterling pounds and US Dollars, however the British sterling pounds has been designated as the functional currency. The reporting currency is the United States dollar. All balance sheet accounts have been translated at the current exchange rates as of December 31, 2008 and 2007. Statements of operations items have been translated at average currency exchange rates during the respective years. The resulting translation adjustment is recorded as a separate component of comprehensive loss within stockholders' equity (deficit).

Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income (loss) and other changes in stockholders' equity (deficit) from transactions and other events from currency translation gains and losses. The components of and changes in accumulated other comprehensive income as it relates to the currency translation losses are $9,591 and $14,853 for the years ending December 31, 2008 and 2007, respectively.

Revenue Recognition

Advanced ID recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable and collectability is probable.

Product sales are recognized by Advanced ID generally at the time product is shipped. At the time revenue is recognized, Advanced ID provides for the estimated cost of product warranties and reduces revenue for estimated product returns.

When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Research and Development Costs

Research and development costs are expensed as incurred.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Advanced ID considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company provides an allowance against accounts receivables for estimated losses that may result from customers' inability to pay. The allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and changes in customer's cycles and customer's credit- worthiness. Amounts later determined and specifically identified to be uncollectible are charged and written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews customer's credit worthiness periodically based on independent credit reporting services, the Company's experience with the customer and the economic condition of the customer's industry. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. If the financial condition of customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not experienced significant variances in the past between estimated and actual doubtful accounts and anticipates that the Company will be able to continue to make reasonable estimates in the future. The Company has recorded an allowance of $Nil and $16,852 as of December 31, 2008 and 2007 respectively.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 2008 impairment losses have been recorded on the assets of PLCL. Expenditures for repairs and maintenance are expensed as incurred.

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

The Company recognized an impairment loss of $122,469 (2007 - $486,888) based on management's valuation.

Intangible Assets

Intangible assets consist of a customer list purchased on the acquisition of PL. This list was being amortized straight-line over three years. On December 31, 2008 the carrying value was completely written off as a result of management's assessment of PLCL's business.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables, payables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Advertising

The Company charges costs of advertising to expense at the time the costs are incurred.

Shipping and Handling

The Company includes shipping and handling costs in cost of goods sold.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares outstanding, assuming the exercise of outstanding options and warrants for the years ended December 31, 2008 and 2007, were 107,304,855 and 69,257,891 respectively.

Share-based Compensation

The Company uses the fair value accounting method as provided under SFAS No. 123(R) for stock options and other equity based compensation issued to employees. The fair value of each option granted is estimated on the
date of grant using the Black-Scholes option-pricing model.   The
following weighted average assumptions were used in the calculation of the 2008 and 2007 compensation expense: dividend yield 0% (2007 - 0%) expected volatility of 113.4% (2007 - 97.9%), risk-free interest rate of 3.6% (2007 - 6.3%), and expected lives of 5 years (2007 - 5 years).

Segment Reporting

The Company operates in one industry segment - radio frequency identification microchip readers and tags. The Company operates primarily in one geographic area, being the North America. PLCL sells products in Europe which accounted for approximately 17% of total sales.

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

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides an option to report eligible financial assets and liabilities at fair value effective January 1, 2008, with changes in fair value recognized in net income. Upon adoption, the first re-measurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected not to report eligible assets and liabilities at their fair value.

In December 2007, the FASB issued Statement 141R, Business Combinations, which requires recognition of the assets acquired, liabilities assumed and non-controlling interest arising in a business combination at their fair value as of the acquisition date. In addition, the costs of acquisition must be recognized separately from the business combination. This statement will be effective for the Company's 2009 reporting and is not expected to have a material impact on the Company.

During the year, the Company adopted Statement 157, Fair Value
Measurements, which defines fair value and establishes a framework for measuring fair value and increases disclosure concerning fair value measurements. The adoption of Statement 157 did not have a material impact on the Company's results or financial position.

In March 2008, the FASB issued Statement 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement will be effective for the Company's 2009 reporting and is not expected to have a material impact on the Company

In May 2008, the FASB issued Statement 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of entities that are presented in conformity with US GAAP. This statement will be effective for the Company following the US Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to existing guidance and its adoption is not expected to have a material impact on the Company.

On May 23, 2008, the Financial Accounting Standards Board ("FASB") issued FASB statement No.163 "Accounting for Financial Guarantee Insurance Contracts" ("FAS 163"). FAS 163 clarifies how FASB Statement No.60 "Accounting and reporting by Insurance Enterprises" applies to financial guarantee insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guarantee contracts. The significant elements of the standard are as follows:

   1. Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

   2. The standard requires that the present value of installment premiums due pursuant to the terms of a financial guarantee insurance contract be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

   3. A claim liability will be established on a financial guarantee contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves are not permitted under the standard.

   4. Additional disclosures on financial guarantee contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company's insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company's September 30, 2008 financial statements). Early application is not permitted. The standard does not apply to credit default swaps. Applying FAS 163 will not have any impact on the financial results of the Company or on the Company's financial position.

In December 2008, the FASB issued Staff Position FSP FAS 132R-1, Employers' Disclosures about Post-Retirement Benefit Plans Assets, which requires additional disclosures explaining how investment allocation decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets and significant concentrations of risk within the plan assets. This Staff Position will not have any impact on the Company's results or financial position.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the years ended December 31, 2008 and 2007 of $2,516,131 and $2,721,983 respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

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

NOTE 4 - ACQUISITION OF ASSETS OF PNEU-LOGIC LTD.

No acquisitions were undertaken during the year ended December 31, 2008. The following table summarizes significant acquisitions completed during the year ended December 31, 2007:

                               Purchase               Amortizable
                                Price     Goodwill    Intangibles
                               --------   --------    -----------
Pneu-Logic Ltd.               $ 718,810   $ 608,956    $ 75,400

   PURCHASE PRICE

On July 1, 2007, Advanced ID Corporation (the "Company") acquired substantially all of the assets of Pneu-Logic Ltd. ("PLL"). PLL was engaged in the business of fleet tire management. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The aggregate purchase of $718,810 included $400,000 cash and 1,000,000 restricted shares of Advanced ID Corporation valued at $318,810. The cash component consists of $100,000 paid on the date of closing and contingent consideration of ten $30,000 monthly installments commencing October 1, 2007 based on meeting certain revenue targets. For the years ended December 31, 2008 and 2007, $170,000 and $160,000 were paid off. The value of 1,000,000 common shares issued was determined based on the closing price on the Effective Date.

After the acquisition of the assets of PLL, PLL still existed and the new entity with assets was incorporated as Pneu-Logic Corporation
Limited ("PLCL")

The purchase price allocation is as follows:

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
                                           =========

Amortization expenses for 2008 was $24,835 (2007 - $13,908)

The results of operations for PLCL have been included in the Company's consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2007. The following unaudited pro forma financial information presents the combined results of the Company and the 2007 acquisitions as if the acquisitions had occurred at the beginning of 2007:

                                                  Unaudited pro forma
                                                  -------------------
                                                        Year Ended
                                                    December 31, 2007
                                                      ------------
Net Revenue                                             $ 1,243,328
Net income (loss)                                       $(2,555,005)
Net income (loss) applicable to common shareholder      $(2,850,397)
Net income (loss) per share-basic                         $  (0.05)
Net income (loss) per share-diluted                       $  (0.05)

The above unaudited pro forma financial information includes adjustments for depreciation and amortization of identifiable intangible assets.

During the year ended December 31, 2008 due to economic and other factors, management decided to impair the carrying value of the property and equipment, customer list and goodwill of PLCL. The Company continues to operate however the office functions have been centralized to the Company's head office in order to reduce ongoing administrative and other expenses.

At the same time the Company agreed to sell PLCL products to Pneu-Logic Limited ("PLL") which is an entity controlled by George Yeomans, a director of PLCL. The agreement requires the Company to purchase products from RBC Electronics (entity owned by George Yeomans) and then to sell the products to PLL. PLL will in turn sell the products to its own channels in Europe. As a result, Advanced ID concluded that sales to PLL should be recorded on a net revenue basis. Reasons for net revenue recognition are that the Company never handles the goods sold by PLL, has no risk of inventory loss, and never has title to the goods.

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
                                       ========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                      Estimated
                                        Lives       2008        2007
                                      ---------     ----        ----
  Equipment and furniture                5 yrs  $  38,212   $  28,856
  Leasehold improvements                 5 yrs     11,689           -
  Computer hardware                      3 yrs     65,613      43,982
  Computer software                      2 yrs    194,310     180,951
                                                ---------   ---------
    Total assets                                  309,824     253,789
  Less accumulated depreciation and
    write downs                                  (258,490)   (203,803)
                                                ---------   ---------
    Net book value                              $  51,334   $  49,986
                                                =========   =========

Depreciation expense for 2008 was $40,773 (2007 - $90,460).

NOTE 7 - INCOME TAXES

Advanced ID has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative Canadian net operating loss carry-forward is approximately CDN$3,952,000 at December 31, 2008, and will expire in various years through 2028. Advanced ID recorded a decrease in the valuation allowance of $885,000 for the year ended December 31, 2008 and an increase in the valuation allowance of $700,000 for the year ended December 31, 2007. The difference between the statutory rate and the effective rate for the years ended December 31, 2008 and 2007 relates to the change in valuation allowance.

Deferred income taxes consist of the following at December 31, 2008 and 2007:

                                             2008         2007
                                             ----         -----
Short-term:
  Deferred tax assets                     $1,115,000    $2,000,000
  Valuation allowance                     (1,115,000)   (2,000,000)
                                          ----------    ----------
                                          $        -    $        -
                                          ==========    ==========

NOTE 8 - COMMON STOCK

During 2008, Advanced ID issued a total of 18,671,963 shares of common stock, 12,631,395 were issued for proceeds of $1,276,503 and subscriptions receivable of $99,430; 841,667 shares were issued for deposits received in 2007 for $190,500; 1,340,968 were issued for the settlement of debt valued at $141,373, and 3,857,933 shares of common stock were issued for services rendered valued at $640,150.

During 2008, Advanced ID also wrote off a receivable that the Company had accepted in 2007 in exchange for the issuance of 10,000 shares of common stock valued at $2,000 to one investor due to an inability to pay. These shares were returned and cancelled.

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

During 2007, Advanced ID also wrote off a note receivable that had been accepted in 2007 in exchange for the exercise of 100,000 common stock warrants valued at $30,000 to one investor due to his inability to pay.

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

In May 2007, the Board approved an option plan to issue each board member 200,000 options at $0.40 per common share for a term of five years. Compensation expense for the fair value of these options of $245,328 has been included as part of the general and administrative expenses recorded during 2007.

In May 2007, the Board authorized options to purchase 100,000 common shares with a term of 5 years to an employee and a consultant. These common shares were registered under Form S-8 with the Securities and

Exchange Commission. Compensation expense for the fair value of these options of $30,666 has been included as part of general and administrative expenses recorded during 2007.

On August 3, 2007, the Board of Directors of the Company unanimously voted to increase the stock option exercise price to $0.50 per share on 800,000 options granted to Directors. Previously, these options were exercisable at $0.40 per share. This change was filed with the SEC effective September 30, 2007.

In April 2008 the Board approved the issuance of 2,000,000 options to various officers and directors of the Company. The options are exercisable for a period of 5 years at an exercise price of $0.30 per share. Compensation expense for the fair value of these options of $273,241 has been included as part of the general and administrative expenses recorded during 2008. On November 9, 2008 officers and directors who were issued the options agreed to have them canceled.

The following table summarizes stock option activity:

  Outstanding, December 31, 2006                3,680,000
  Granted                                       1,900,000
                                                ---------
  Outstanding, December 31, 2007                5,580,000
  Granted                                       2,000,000
  Cancelled                                    (2,000,000)
                                                ---------
  Outstanding, December 31, 2008                5,580,000
                                                =========
  Exercisable at December 31, 2008              5,580,000
                                                =========

Weighted-average grant-date exercise price of options, granted during 2008 - $0.30 (2007 - $0.38).

Weighted-average remaining, years of contractual life 2008 - 4.03 (2007
- 5.03).

Warrants:
During the year ended December 31, 2008, 11,962,500 warrants were issued (2007 - 2,040,000) as part of a private placement of units, of which 1,500,000 were exercisable at $0.20; 4,787,500 were exercisable at $0.22; 3,850,000 were exercisable at $0.25; and 1,825,000 were exercisable at $0.30. These warrants expire on various dates between February 25, 2009 and February 25, 2011.

A total of 140,000 warrants expired unexercised during the year

As an inducement to all warrant holders with $0.30 and $0.40 exercise prices, the Company extended the expiry date by one year. $189,834 warrant inducement dividend was recorded as a result of the extension of the expiry date of 4,009,585 warrants.

As of December 31, 2008, the Company had 18,182,083 warrants outstanding.

The following table summarizes warrant activity:


Outstanding, December 31, 2006                  5,478,750
  Granted                                       2,040,000
  Expired                                         (22,500)
  Exercised (shares issued)                      (811,667)
  Exercised (shares to be issued)                (325,000)
                                               ----------
Outstanding, December 31, 2007                  6,359,583
  Granted                                      11,962,500
  Expired                                        (140,000)
  Exercised                                             -
                                               ----------
Outstanding, December 31, 2008                 18,182,083
                                               ==========
  Exercisable at December 31, 2008             18,182,083
                                               ==========

Weighted-average grant-date exercise price, granted during 2008 - $0.24 (2007 - $0.34).

Weighted-average remaining, years of contractual life as of 2008 - 0.92 (2007 - 0.92).

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During 2007, consulting fees of $126,283 were charged for his services. As a result of the Company's financial position, in December 2008 Mr. Kazimirski reversed all 2008 charges for his services to the Company.

On November 14, 2007, Mr. Kazimirski provided a $60,000 loan to the Company. This loan is unsecured, repayable on demand and bears interest at 10% per annum.

In addition to being a director of Advanced ID, Mr. Meier provides consulting services to Advanced ID for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of the Company's DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. Mr. Meier continues to provide services based on his hourly rate of $175 per hour. During 2008 and 2007 consulting fees totaled $49,654 and $20,200 for his services, respectively.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Fields continues to provide services based on his hourly rate of $175 per hour. During 2007 consulting fees totaled $41,815 for his services. As a result of the Company's financial position, in December 2008 Mr. Fields reversed all 2008 charges for his services to the Company but was granted a bonus of $7,000 for his services.

During the period ended December 31, 2008, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $86,736 in salary and bonuses. In the same period in 2007 he received $74,681. Based on the Company's financial position at year end, Mr. Bhargava voluntarily agreed to reverse all share based compensation for the year ended December 31, 2008.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID. Mr. Finch is compensated for his services as a director. In addition to the stock options granted to Mr. Finch discussed in Note 3, during the period ending December 31, 2008 and December 31, 2007 a total of $86,560 and $112,803 respectively was paid for salary, bonuses and director fees. Based on the Company's financial position in December 2008, Mr. Finch voluntarily agreed to reverse all director's fees and other share based compensation for the year ended December 31, 2008.

On December 31, 2008 accounts receivable from related parties included $283,995 representing the balance of all voluntary reversals of share-based compensation by directors of the Company. The amounts were subsequently settled by having all shares returned and cancelled. Please refer to Note 15.

On December 31, 2008 $9,593 was included in accounts receivable from related parties for a purchase of goods by Global Consulting on behalf of a customer of the Company. Global Consulting is a company owned by the Chairman of the Advanced ID. The transaction was done at market rates and on the same terms as any other customer.

On December 31, 2008 accounts receivable from related parties also included $47,113 due from Pneu Logic Ltd. Pneu Logic Ltd. is owned by George Yeomans, who is a director of PLCL. In addition, another $6,273 was included in accounts receivable from related party, for an amount due from RBC Electronics which is also owned by George Yeomans.

As of December 31, 2008, included in accounts payable to related parties is $986 due to Global Consulting for expenses; $4,738 to Daniel Finch, President and CEO, for fees and expenses; $874 to Hubert Meier, a director for expenses; $7,000 to Terry Fields, a director for a bonus; and $26,443 due to Sudeep Bhargava for bonuses and expenses. Mr.
Bhargava is the Company's Interim CFO.

Also included in accounts payable to related parties is $26,365 due to Laren Yeomans for expenses and fees, $33,448 to RBC Electronics for products and 25,627 Pounds ($38,590) to PLL.

Laren Yeomans, a Director and employee of Pneu-Logic Corporation, Ltd ("PLCL"), earned $133,335 of salary during the year ended December 31, 2008. The amount was partially settled in shares.

RBC Electronics Limited ("RBC") is a company controlled by George
Yeomans who is a director of PLCL. During the year ending December 31, 2008, $163,618 in inventory was purchased from RBC.

$170,000 was paid to George Yeomans, a director of PLCL, during 2008 for the contingent consideration due on the acquisition of Pneu Logic and the Mr. Yeomans loaned 31,053 Pounds ($46,761) back to PLCL for operating capital.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On September 15, 2008, Advanced ID entered into an employment agreement with Dan Finch to act as the President and Chief Executive Officer. The agreement expires December 31, 2009. Under the terms of this agreement, Mr. Finch is to receive an annual base salary of $103,620 with a bonus to be determined annually by the Board of Directors. If the Company becomes profitable for at least one month then Mr. Finch will receive 100,000 common shares.

The Company has a number of operating lease commitments related to office space and equipment. Estimated future minimum lease payments under these leases are as follows:


  2009          $33,668
  2010           32,148
  2011           27,586
  2012           18,391
               --------
               $111,793
               ========

In 2007, each director is compensated $1,500 per month resulting in a total estimated directors' compensation of $90,000 per year ($18,000 per director). In 2008 the directors voluntarily suspended directors' fees due to the financial condition of the Company.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2008 and 2007, amounts due from customers which exceeded 10% of trade accounts receivables amounted to $74,172 from three customers and $50,853 from three customers, respectively.

The Company had no customers that exceeded 10% of revenues of or total revenues in 2008 (2007 - 13% one customer).

The Company has three vendors which, combined, accounted for approximately 64% of total purchases in 2008 (2007 - 84% from three vendors).

Currently, the Company realizes 50% of sales revenue from the sale of sterilized tags and related items for companion animals, over 90% of which is sold to the purchasing groups representing veterinarians in Canada. The remaining 49% is divided between tire-tag sales and the Pneu-Logic revenues since July 1, 2007.

The Company's Pneu-Logic subsidiary, located in the United Kingdom, comprises $192,216 of total revenues, $465,406 of total net loss, $9,766 of total assets $147,036 of total liabilities and $0 of total capital expenditures for 2008. The remainder of each item is comprised of operations in Canada.

NOTE 13 - DDCT ACQUISITION

On August 29, 2008, the Company signed a term sheet to purchase all of the assets of Shenzhen DDCT Technology Co. Ltd. ("DDCT"), based in the People's Republic of China. Major terms of the agreement were as follows:

The Company would set up a wholly owned subsidiary of Advanced ID Asia Pacific Company Limited.

The new subsidiary would purchase all of the assets of DDCT including but not limited to inventory, leasehold improvements, intellectual property, patents, products, product designs, contracts past and future, collateral and manufacturing processes.

The Company must provide US$5 million in working capital over 2 years with $200,000 paid within 30 days of signing the term sheet. In the event the transaction is not completed, DDCT will refund the advanced funds.

The Company must put 16,005,727 shares into escrow for distribution to DDCT shareholders on completion of the transaction

In addition, 21,340,969 shares of Advanced ID to be placed into escrow to be distributed to DDCT shareholders upon reaching performance milestones to be agreed upon once the transaction has completed.

On December 1, 2008, Advanced ID Asia Pacific Company Limited set up Advanced ID (Schenzen) Co., Ltd. in accordance with the agreement.

As at December 31, 2008 no shares had been put into escrow and the Company had advanced approximately $195,000 to DDCT against the working capital requirement. Subsequent to year end, the Company canceled the purchase of DDCT's assets due to economic conditions. The Company is currently negotiating for the refund of the advanced funds less expenses DDCT had made on behalf of Advanced ID (Shenzhen) Co., Ltd. On December 31, 2008 the Company was owed $149,815 from DDCT. A bad debt provision was recorded for the entire amount outstanding at December 31, 2008 due to the low probability of recovery.

NOTE 14 - CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated November 10, 2008, the Company issued to a private investor a convertible debenture in the principal amount of $1,000,000. As consideration, the Company received $200,000 cash and a promissory note for $800,000. On the same day the Company received a prepayment on the promissory note for $75,000. The Company accounted for the debenture in accordance with Statement of Financial Accounting Standards ("FASB") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

The debenture bears interest at 6% per annum and matures on November 30, 2011. In the event the Company's common stock is trading for $0.058 or lower at any time during the period from November 10, 2008 to May 10, 2009; the interest rate shall be increased to 93/4 % per annum and all the interest that would accrue on the debenture to maturity must be paid within 3 business days of such event. The interest rate adjustment has been identified as an embedded derivative and has been accounted for at fair value as at December 31, 2008 in accordance with FAS 133
"Accounting for Derivative Instruments and Hedging Activities" ("FAS
133").

The principal and any unpaid interest on the debenture is convertible at the option of the holder, in whole or in part, into common shares of the Company at a conversion price equal to the lesser of: $0.50 and 80% of the average of the three lowest VWAP during the 20 trading days prior to the conversion date. The Company may increase the number of applicable trading days if it deems appropriate. The Company has determined that the conversion price will likely equal the 80% average of the three lowest VWAP during the 20 trading days prior to the conversion date and thus recorded an additional $250,000 expense. A debt discount of $32,253 was recorded upon valuation of the redemption put liability. This debt discount is being charged to operations as accretion expense and added to the debenture payable over the term of the debenture.

                                             2008          2007
                                             ----          ----
Balance beginning of year                 $        -    $      -
Issue of debentures                        1,000,000           -
Finance charge                               250,000           -
Debt discount                                (32,253)          -
Accretion of debt discount                     1,502           -
                                          ----------    --------
                                          $1,219,249    $      -

If on the conversion date the VWAP of the Company's common stock is below $0.08 ("Floor Price"), the Company shall have two days from the conversion date to exercise an option to pay the principal amount being converted plus accrued interest in cash at 150% of such amount. The option for net cash settlement has been identified as an embedded derivative and has been accounted for at fair value as at December 31, 2008 in accordance with FAS 133.

In the event the Company issues common shares or options/warrants for less than the Floor Price or convertible securities convertible at less than the Floor Price; the new floor price shall be adjusted to 80% of the price at which the issuance took place. Issuances excluded from this clause include (1) stock options to directors, officers and employees of the Company (2) shares issued pursuant to any agreements in effect prior to November 10, 2008 (3) shares issued pursuant to a business acquisition (4)shares issued under this debenture.

In the case of a fundamental corporate change whereby 50% of the Company's voting power is disposed of; the holder will have the right to require redemption of the debenture at 150% of the principal amount outstanding plus accrued interest or redeem the debenture for shares of common stock of the successor or acquiring corporation. This early redemption clause has been identified as an embedded derivative and has been accounted for at fair value as at December 31, 2008 in accordance with FAS 133. The fair value of the embedded derivative is $32,253. Any gains or losses on this embedded derivative will be recorded in the consolidated statement of operations and comprehensive income (loss) as a gain or loss on financial instruments with an offset to other assets or other liabilities on the Company's consolidated balance sheet. For the period from November 10, 2008 to December 31, 2008, there were no changes to the fair value of the derivative.

The holder will not be entitled to convert the debenture for a number of shares of common stock in excess of a number of shares that, upon giving effect to such conversion, would cause the aggregate number of common shares beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding common shares following such conversion. However, this beneficial ownership limitation may be increased at the sole discretion of the holder to 9.99% with 61 days prior written notice to the Company.

The promissory note bears interest at 6.25% per annum and matures
November 30, 2011. In the event the Company's common stock is trading for $0.058 or lower at any time during the period from November 10, 2008 to May 10, 2009; the interest rate shall be decreased to 43/4 % per annum.

The holder is required to redeem the note at a rate of $200,000 per month beginning 6 months from the date of issuance until all principal and accrued interest has been paid. If the VWAP of the Company's common shares for any 10 day trading period is below $0.038, or if the Company is in default under the debenture, the mandatory redemption requirement of the holder is waived.

Failure of the holder to make mandatory redemption payments will result in an increase in the interest rate on the note of 1/4 % per missed payment, to a maximum of 121/2 % interest accruing on the note.

The note is secured by all receivables, inventory, equipment & furnishings, books and records and products and proceeds of the holder.

As of the date of this report, Advanced ID does not have sufficient shares authorized to meet all of the various share issuance obligations as discussed throughout these notes, including stock options, stock warrants, stock committed for cash, stock committed for services, the convertible debenture with La Jolla Cove Investors, Inc., and the potential acquisition of DDCT. Advanced ID may not be able to carry out its intended transactions due to a lack of sufficient authorized shares. The Company intends to seek authorization to increase the number of authorized shares it has available at its next Annual General Meeting.


NOTE 15 - SUBSEQUENT EVENTS

Pursuant to a board resolution, on January 12, 2009, the expiry date of 900,000 warrants exercisable at $0.40 was extended by one year to January 12, 2010.

Pursuant to a board resolution, on February 10, 2009, the expiry date of 200,000 warrants exercisable at $0.30 was extended by one year to February 10, 2010.

Pursuant to a board resolution, on February 14, 2009, the expiry date of 200,000 warrants exercisable at $0.30 was extended by one year to February 14, 2010.

Pursuant to a board resolution, on February 20, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to February 20, 2010.

Pursuant to a board resolution, on February 25, 2009, the expiry date of 1,000,000 warrants exercisable at $0.20 was extended by one year to February 25, 2010.

Pursuant to a board resolution, on March 2, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to March 2, 2010.

Pursuant to a board resolution, on March 6, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to March 6, 2010.

Pursuant to a board resolution, on March 23, 2009, the expiry date of 400,000 warrants exercisable at $0.30 was extended by one year to March 23, 2010.

Pursuant to a board resolution, on March 30, 2009, the expiry date of 84,998 warrants exercisable at $0.30 was extended by one year to March 30, 2010.

On February 18, 2009 a director voluntarily returned for cancellation 850,973 shares of common stock received as compensation in 2008.

On March 12, 2009 a director voluntarily returned for cancellation 328,010 shares of common stock received as compensation in 2008.

On March 18, 2009 785,000 shares were returned and canceled in settlement of subscriptions receivable.

On March 30, 2009 a director voluntarily returned for cancellation 315,449 shares of common stock received as compensation in 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 2, 2008, LBB & Associates Ltd., LLP, its independent public accountant resigned.

LBB issued its auditors' report on the consolidated financial statements for the years ended December 31, 2007 and 2006, which included an explanatory paragraph as to the Company's ability to continue as a going concern.

Other than the going concern uncertainty described above, LBB's reports on the registrant's consolidated financial statements for either of the past two years, December 31, 2007 and 2006, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the registrant's two most recent fiscal years, December 31, 2007 and 2006, and the subsequent period through the date of resignation, January 1, 2008 through December 2, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of LBB & Associates Ltd., LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

On December 15, 2008, the board of directors of the registrant engaged the accounting firm of Yu and Associates CPA Corporation (member of GC Alliance) as principal accountants of the registrant for the fiscal year ended December 31, 2008. The registrant did not consult with Yu and Associates CPA Corporation (member of GC Alliance) during the most recent two fiscal years and the subsequent interim period preceding the engagement of YU and Associates CPA Corporation (member of GC Alliance) on December 15, 2008 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant's financial statements. Neither written nor oral advice was provided that was an important factor considered by Yu and Associates CPA Corporation (member of GC Alliance) in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of
Item 304 of Regulation S-K.

On March 9, 2009, our auditor, Yu and Associates CPA Corporation, changed its name to AGCA, Inc. and according issued its report under the new name.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2008. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have identified a significant deficiency in our internal control over our disclosure controls and procedures. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. Therefore, it is our conclusion that the registrant's internal controls over disclosure controls and procedures were not effective as of December 31, 2008.

Information from the books and records of PLCL were inadvertently combined with those of PLL resulting in additional cost and time to separate the information. Management has implemented additional internal controls to ensure that similar situations do not occur in the future.


Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is not effective due to the reasons discussed above.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

NAME              AGE     POSITIONS HELD             SINCE

Dan Finch          65    President & CEO, Director   September 2005
                         Acting CFO
Sudeep Bhargava    51    VP of Operations            January 2007
Seymour Kazimirski 61    Director/Chairman           October 2002
Terry Fields       65    Director                    July 2005

Business Experience of Officers, Directors and Significant Employees

Dan Finch - President, CEO and Acting CFO has 21 years of executive level management experience in wireless HSIA and VoIP phone technology, high-speed internet infrastructure and financial services for small pre IPO high tech companies. Dan Finch led a division of DSC that designed and manufactured all the cell switches for Motorola, under the Motorola brand. While serving at C-COR/COMLUX, he was responsible for the turnaround of this subsidiary, and realized three-fold growth. Dan Finch's educational background includes an MBA, Finance and Economics from University of Chicago, a BS in Physics from the Indiana Institute of Technology and certification in Technical Management from the University of California, Berkeley.

Sudeep Bhargava - Vice President, Operations, has over 28 years of management experience in hospitality industry and in non-profit sector, and lately in the pet industry at the Calgary Humane Society as the General Manager of Finance & Operations for over eight years. Sudeep Bhargava has a Bachelor of Commerce degree from Agra University, Agra, India in 1977. Later in 1994, he earned the accounting designation of Certified Management Accountant (CMA) in Regina, Saskatchewan, Canada. Currently, Sudeep Bhargava is a member of CMA Alberta, a professional association for management accountants. He has for many years contributed numerous hours of his time to many volunteer organizations in Regina and Calgary and continues to do so in Calgary.

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

Hubert Meir resigned as a director in February 2009 but still consults to us.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

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

Indemnification

We shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was one of our directors or officers, or served any other enterprise as director, officer or employee at our request. The board of directors, in its discretion, shall have the power on our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of Advanced ID, we has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING ADVANCED ID FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 11. EXECUTIVE COMPENSATION

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

On September 15, 2008, Advanced ID renewed the employment agreement with Dan Finch for 15 months. The replacing agreement expires on December 31, 2009 and there was no salary increase. In early 2009, Mr. Finch offered to temporarily reduce his compensation by 10% until the health of the company improves.

                                                                    Long Term Compensation
                       Annual Compensation                            Awards               Payouts
                                                        Other                  Securities            All
Name                                                   Annual Restricted      Underlying   LTIP     Other
and                                                    Compen-   Stock          Options/   Pay-    Compen-
Principal                       Salary        Bonus    sation    Awards          SARs      Outs    sation
Position                Year      ($)          ($)       ($)       ($)           (#)       ($)       ($)
Dan Finch
CEO                    2008      $83,560       $3,000    $0        $0      1,400,000        $0       $0
                       2007     $112,103       $0        $0        $0      1,400,000        $0       $0
Sudeep Bhargava        2007      $79,236       $7,500    $0        $0         50,000        $0       $0
CFO                    2007      $85,000       $0        $0        $0         50,000        $0       $0

We do not have any standard arrangements by which directors are compensated for any services provided as a director. On April 26, 2006, we issued 1,000,000 options to five directors and 10,000 restricted
common shares to each director in lieu of a cash payment.   No cash has
been paid to the directors in their capacity as such.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 7, 2009, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

                            Common Stock      Percentage of
Name of Beneficial Owner   Beneficially Owned    Class Owned
------------------------   ------------------   -------------
Dan Finch                       150,180            0.20%
Seymour Kazimirski            3,924,484            5.32%
Terry Fields                    462,904            0.63%
Sudeep Bhargava                 110,000            0.15%
David Goldenberg              5,858,540            7.95%
Directors/Officers
  as a group                  4,647,568              6.31%

Based upon 73,710,839 issued and outstanding as of April 7, 2009.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Seymour Kazimirski. In addition to being a director of the registrant, Mr. Kazimirski provides consulting services to the registrant for the purposes of assisting with product and market development.
Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the registrant in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the registrant. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During 2007, consulting fees of $126,283 were charged for his services. As a result of the registrant's financial position, in December 2008, Mr. Kazimirski reversed all 2008 charges for his services to the registrant.

On November 14, 2007, Mr. Kazimirski provided a $60,000 loan to the registrant. This loan is unsecured, repayable on demand and bears interest at 10% per annum.

On December 31, 2008, $9,593 was included in accounts receivable from related parties for a purchase of goods by Global Consulting on behalf of a customer of the registrant. Global Consulting is a company owned by the Seymour Kazimirski, Chairman of the registrant. The transaction was done at market rates and on the same terms as any other customer.

Hubert Meier. In addition to being a director of the registrant, Mr. Meier provides consulting services to the registrant for the purposes of assisting with product and supplier development. Specifically, Mr. Meier has been responsible for development, manufacturing and testing of our DataTRAC(tm) RFID tags, sourcing microchip manufacturers, sourcing reader manufacturers, sourcing antennae design suppliers, and overall product development. Mr. Meier continues to provide services based on his hourly rate of $175 per hour. During 2008 and 2007, consulting fees totaled $49,654 and $20,200 for his services, respectively.

Terry Fields. In addition to being a director of the registrant, Mr. Fields provides consulting services to the registrant for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. His contract began on May 21, 2002 and expired on May 21, 2005. The contract was not renewed however Mr. Fields continues to provide services based on his hourly rate of $175 per hour. During 2007 consulting fees totaled $41,815 for his services. As a result of the registrant's financial position, in December 2008, Mr. Fields reversed all 2008 charges for his services to the registrant but was granted a bonus of $7,000 for his services.

Sudeep Bhargava. During the period ended December 31, 2008, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $86,736 in salary and bonuses. In the same period in 2007, he received $74,681. Based on the registrant's financial position at year end, Mr. Bhargava voluntarily agreed to reverse all share based compensation for the year ended December 31, 2008.

Dan Finch. In addition to being president and CEO, Mr. Dan Finch also performs a role of director of the registrant. Mr. Finch is compensated for his services as a director. In addition to the stock options granted to Mr. Finch, during the period ending December 31, 2008 and December 31, 2007 a total of $86,560 and $112,803 respectively was paid for salary, bonuses and director fees. Based on the registrant's financial position in December 2008, Mr. Finch voluntarily agreed to reverse all director's fees and other share based compensation for the year ended December 31, 2008.

Cancelled common shares. On December 31, 2008, accounts receivable from related parties included $283,995 representing the balance of all voluntary reversals of share-based compensation by directors of the registrant. The amounts were subsequently settled by having all shares returned and cancelled.

Other related party transactions. On December 31, 2008 accounts receivable from related parties also included $47,113 due from Pneu Logic Ltd. Pneu Logic Ltd. is owned by George Yeomans, who is a director of PLCL. In addition, another $6,273 was included in accounts receivable from related party, for an amount due from RBC Electronics which is also owned by George Yeomans.

As of December 31, 2008, included in accounts payable to related parties is $986 due to Global Consulting for expenses; $4,738 to Daniel Finch, President and CEO, for fees and expenses; $874 to Hubert Meier, a director for expenses; $7,000 to Terry Fields, a director for a bonus; and $26,443 due to Sudeep Bhargava for bonuses and expenses.

Also included in accounts payable to related parties is $26,365 due to Laren Yeomans for expenses and fees, $33,448 to RBC Electronics for products and 25,627 Pounds ($38,590) to PLL.

Laren Yeomans, a director and employee of Pneu-Logic Corporation, Ltd, earned $133,335 of salary during the year ended December 31, 2008. The amount was partially settled in shares.

RBC Electronics Limited is a company controlled by George Yeomans who is a director of PLCL. During the year ending December 31, 2008, $163,618 in inventory was purchased from RBC.

$170,000 was paid to George Yeomans, a director of PLCL, during 2008 for the contingent consideration due on the acquisition of Pneu Logic and the Mr. Yeomans loaned 31,053 Pounds ($46,761) back to PLCL for operating capital.

Director Independence.

Seymour Kazimirski, Hubert Meier, Terry Fields, Dan Finch, George Yeomans and Laren Yeomans are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $111,742, $78,500 and $55,000 from our principal accountant for the 2008, 2007 and 2006 fiscal years respectively. Such fees included work completed for our annual audit in previous years and for the review of our financial statements included in our Forms 10-QSB. In addition we incurred aggregate fees to our new auditors of US$67,500 related to our 2008 audit.

Tax Fees.   We incurred aggregate tax fees and expenses of $1,000, $Nil and $Nil from our tax accountant for the 2008, 2007 and 2006 fiscal years respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

All of the services described above for fiscal year 2008 and 2007 were approved by the Board of Directors pursuant to its policies and procedures. In 2008 we changed our auditors to Yu and Associates. We intend to continue using Yu and Associates for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions. Until November 2008, we were using LBB and Associated Ltd. LLP.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Advanced ID Corporation
(Registrant)

By:  /s/ Dan Finch                                Dated: April 14, 2009
     ----------------------
     Dan Finch, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Dan Finch                               Dated: April 14, 2009
     ----------------------
     Dan Finch, CEO, Principal Accounting
       Officer, Director

By:  /s/Seymour Kazimirski                       Dated: April 14, 2009
     ----------------------
     Seymour Kazimirski, CFO, Director

By:  /s/Terry Field                              Dated:  April 14, 2009
     ----------------------
     Terry Field, Director