Form 10-Q
period 2009-03-31
ADVANCED ID CORP
filed 2009-05-15
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

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

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of May 14, 2009 was 75,687,905.

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Condensed Consolidated Balance Sheets, March 31, 2009(unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three months ended March 31, 2009 and 2008 (unaudited) Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2009 and 2008 (unaudited)
Notes to condensed consolidated financial statements (unaudited)

                        ADVANCED ID CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 31,      December 31,
                                            2009             2008
                                         ----------      ------------
                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                   $   89,306        $  165,072
  Trade accounts receivable, net             44,556           135,156
  Accounts receivable - related parties     113,827           346,974
  Inventory                                  71,932            45,703
  Prepaid expenses                            2,557            13,859
                                         ----------        ----------
      Total current assets                  322,178           706,764
                                         ----------        ----------
  Property and equipment, net                28,108            51,334
  Promissory notes receivable               725,000           725,000
                                         ----------        ----------
      Total other assets                    753,108           776,334
                                         ----------        ----------
      Total assets                      $ 1,075,286        $1,483,098
                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                       $  410,205        $  315,666
  Accounts payable - related parties        116,275           138,444
  Accrued liabilities                        12,013            13,491
  Loans payable - related parties           104,139           106,761
  Redemption put liability                   32,253            32,253
  Customer deposits                           9,685                 -
  Contingent consideration on acquisition
     of Pneu-Logic                           70,000           70,000
                                         ----------        ----------
      Total current liabilities             754,570           676,615
                                         ----------        ----------
Debentures payable                        1,221,900         1,219,249
                                         ----------        ----------
Total liabilities                         1,976,470         1,895,864
                                        -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.01 par;
   500,000 shares authorized; none issued         -                 -
  Common stock, $0.01 par; 100,000,000 shares
    authorized; 74,026,288 and 75,990,271
    shares issued and outstanding as of March
    31, 2009 and December 31, 2008,
    respectively                            740,262           759,904

  Additional paid-in capital             10,547,552        10,802,481
  Subscription receivable                   (20,930)          (99,430)
  Accumulated deficit                   (12,165,235)      (11,867,754)
  Accumulated other comprehensive
    income (loss)                            (2,833)           (7,967)
                                        -----------       -----------

      Total stockholders' deficit          (901,184)         (412,766)
                                        -----------       -----------
      Total liabilities and stockholders'
        deficit                         $ 1,075,286       $ 1,483,098
                                        ===========       ===========

               The accompanying notes are an integral part of these condensed consolidated financial statements

                        ADVANCED ID CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE LOSS
                Three Months Ended March 31, 2009 and 2008
                               (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                                2009         2008
                                                              ----------   ----------
Revenues                                                     $  146,494    $  348,384
Cost of Revenues                                                 73,955       201,515
                                                            -----------   -----------
  Gross Profit                                                   72,539       146,869
                                                            -----------   -----------
Research and development expense                                  1,950        12,930
Selling and general and administrative expense                  315,680       591,363
Impairment of property and equipment                             21,702             -
Recovery of bad debt on advance to DDCT                          (4,040)            -
                                                            -----------   -----------
Operating loss                                                 (262,753)     (457,424)
Accretion on debenture                                           (2,651)            -
Interest (expense)income, net                                    (3,143)         (873)
                                                            -----------   -----------
Net loss                                                       (268,547)     (458,297)
Deemed dividend on warrant term
  modifications                                                 (28,934)            -
                                                            -----------   -----------
Net loss applicable to common
  shareholders                                                 (297,481)     (458,297)
                                                            ===========   ===========
Other comprehensive income (loss):
  Foreign currency translation                                    5,134        (7,045)
                                                            -----------   -----------
Comprehensive loss                                          $  (263,413)  $  (465,342)
                                                            ===========   ===========
Net loss per share:
  Basic and diluted                                         $     (0.00)  $     (0.01)
                                                            ===========   ===========
  Basic and diluted weighted
   average common shares outstanding                         75,419,970    58,476,269
                                                            ===========   ===========

             The accompanying notes are an integral part of these condensed consolidated financial statements

                        ADVANCED ID CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 2009 and 2008
                               (Unaudited)

                                               2009            2008
                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $  (268,547)     $  (458,297)
    Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation and amortization                3,570          32,646
    Impairment of property and equipment        21,702               -
    Accretion on debenture                       2,651               -
    Share based payments for services                -         175,732
        Change in assets and liabilities:
        Accounts receivable                     91,029         (84,552)
        Accounts receivable - related parties    8,496               -
        Inventory                              (26,420)         27,058
        Prepaid expenses                        11,009          (3,684)
        Accounts payable                        90,905          24,139
        Accounts payable - related parties     (24,328)          1,070
        Accrued liabilities                     (1,602)        (21,473)
        Customer deposits                        9,685               -
                                            ----------      ----------
CASH FLOWS USED IN OPERATING ACTIVITIES        (81,850)       (307,361)
                                            ----------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment           (2,046)        (13,989)
                                            ----------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES         (2,046)        (13,989)
                                            ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related party                      -          28,978
  Deposits on shares to be issued                    -          50,000
  Payments on Pneu-Logic asset purchase payable      -         (60,000)
  Proceeds on sale of stock                          -         353,180
                                            ----------      ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -         372,158
                                            ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES                  8,130          (8,750)
                                            ----------      ----------
NET INCREASE (DECREASE) IN CASH                (75,766)         42,058
Cash, beginning of period                      165,072          61,557
                                            ----------      ----------
Cash, end of period                         $   89,306      $  103,615
                                            ==========      ==========
CASH PAID FOR:
  Interest                                  $   16,219      $      873
  Taxes                                     $        -      $        -

NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
  Deemed dividend on warrant modifications  $   28,934      $        -

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                        ADVANCED ID CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form 10-K filed on April 14, 2009, have been omitted.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the three months ended March 31, 2009 and the year ended December 31, 2008 of $268,547 and $2,516,131, respectively. Because of these losses, Advanced ID will require additional working capital to develop its business operations.

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

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2009, a total of 1,963,983 common shares were returned and cancelled. Of these shares, two directors voluntarily returned a total of 1,178,983 that were received as compensation amounting to $225,003 in 2008 and 785,000 shares were returned to settle subscription receivables totaling $78,500.

Pursuant to board resolutions, during the three months ended March 31, 2009 the following warrants were extended:

- On January 12, 2009, the expiry date of 900,000 warrants exercisable at $0.40 was extended by one year to January 12, 2010.

- On February 10, 2009, the expiry date of 200,000 warrants exercisable at $0.30 was extended by one year to February 10, 2010.

- On February 14, 2009, the expiry date of 200,000 warrants exercisable at $0.30 was extended by one year to February 14, 2010.

- On February 20, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to February 20, 2010.

- On February 25, 2009, the expiry date of 1,000,000 warrants exercisable at $0.20 was extended by one year to February 25, 2010.

- On March 2, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to March 2, 2010.

- On March 6, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to March 6, 2010.

- On March 23, 2009, the expiry date of 400,000 warrants exercisable at $0.30 was extended by one year to March 23, 2010.

- On March 30, 2009, the expiry date of 84,998 warrants exercisable at $0.30 was extended by one year to March 30, 2010.

Given the permanent equity nature of the underlying instruments, the $28,934 fair market value calculated as a result of these extensions was recorded as a deemed dividend.

NOTE 4 - RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During the quarter ended March 31, 2009 and March 31, 2008, consulting and director fees totaled $Nil and

$44,610 for his services respectively. The services in 2008 were paid for via the issuance of shares however, as a result of the Company's financial position, in December 2008 Mr. Kazimirski reversed all 2008 charges for his services to the Company. The shares given to him were returned and canceled on February 18, 2009.

On November 14, 2007, Mr. Kazimirski provided a $60,000 loan to the Company. This loan is unsecured, repayable on demand and bears interest at 10% per annum. The loan was still outstanding on March 31, 2009.

During the period ended March 31, 2009, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $14,920 in salary. In the same period in 2008 he received $21,163 in cash and $21,400 in share based payment. In December 2008, due to the financial condition of the Company, Mr. Bhargava agreed to reverse all share based payments made to him and returned the shares which were canceled in December 2008.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID. Mr. Finch is compensated for his services as a director. During the period ending March 31, 2009 and March 31, 2008 a total of $25,750 and $52,000 respectively was paid for salary, bonuses and director fees. Some of these services were paid for via the issuance of shares in 2008. Mr. Finch reversed all of his share based compensation in 2008 and shares given to him for 2008 compensation were returned and canceled on March 12, 2009.

Mr. Meier was a director of the Company until February 2009. Mr. Meier provided consulting services to Advanced ID for the purposes of assisting with product and supplier development. During the period ending March 31, 2009 and March 31, 2008 consulting fees and director fees totaled $Nil and $8,875 for his services, respectively. These services were paid for via the issuance of shares.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. Mr. Fields provided services based on his hourly rate until January 2009 after which time the Company agreed to pay him $3,500 per month. During the period ending March 31, 2009 and March 31, 2008 consulting and director fees totaled $10,500 and $15,875 for his services, respectively. In 2008 Mr. Fields' services were paid for via the issuance of shares, however, as a result of the Company's financial position, in December 2008 Mr. Fields reversed all 2008 charges for his services to the Company. The shares given to him were returned and canceled on April 2, 2009.

On March 31, 2009 accounts receivable from related parties included $58,992 representing the balance of all voluntary reversals of share-based compensation by directors of the Company. The amounts were subsequently settled by having all shares returned and cancelled.

On March 31, 2009 accounts receivable from related parties also included $48,913 due from Pneu Logic Ltd. ("PLL"). PLL is owned by George Yeomans, who is a director of PLCL. In addition, another $5,922 was included in accounts receivable from related party, for an amount due from RBC Electronics which is also owned by George Yeomans.

As of March 31, 2009 included in accounts payable to related parties is $2,148 due to Global Consulting for expenses; $4,482 to Daniel Finch, President and CEO, for fees and expenses; $7,000 to Terry Fields, a director for a bonus; and $7,500 due to Sudeep Bhargava for a bonus and $383 for expenses. Mr. Bhargava is the Company's COO. Mr. Hubert Meier, who is no longer a director, is owed $874 which was not included in related party debt.

Also included in accounts payable to related parties is $25,613 due to Laren Yeomans for expenses and fees, $32,723 to RBC Electronics for products, and 25,627 Pounds ($36,426) to PLL.

Laren Yeomans, a Director and employee of Pneu-Logic Corporation, Ltd ("PLCL"), earned $10,500 of salary during the quarter ended March 31, 2009.

A short term loan of 31,053 Pounds ($44,139) made in 2008 by Mr.
Yeomans was still outstanding on March 31, 2009.

NOTE 5 - COMMITMENTS

The Company has agreed to pay each director $1,500 per month as part of their compensation. In addition, each director will be paid $175 per hour for their services rendered on behalf of the Company. In 2008, this compensation plan was suspended indefinitely based on the Company's financial position. Commencing January 2009, the Company agreed to pay Mr. Terry Fields $3,500 per month for his services.

NOTE 6 - DDCT ACQUISITION

In February 2009, the Company decided that it would no longer be pursuing the acquisition of Shenzhen DDCT Technology, Co. ("DDCT"). As a result of the cancelation of the acquisition of DDCT, the Company was owed $149,815 on December 31, 2008. This amount was fully impaired at December 31, 2008 as a result of the low probability of collection. During the quarter ended March 31, 2009 DDCT paid $4,040 of expenses on behalf of Advanced ID (Schenzen) Co., Ltd. This amount was recorded as a recovery of bad debt. In addition, as a result of the decision not to pursue the acquisition, management decided to record an impairment charge of $21,702 representing the full value of the property and equipment of Advanced ID (Schenzen) Co., Ltd.

NOTE 7 - CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated November 10, 2008, the Company issued to La Jolla Cove Investors Inc. ("La Jolla") a convertible debenture in the principal amount of $1,000,000. As consideration, the Company received $200,000 cash and a promissory note for $800,000. On the same day the Company received a prepayment on the promissory note for $75,000. The Company accounted for the debenture in accordance with Statement of Financial Accounting Standards ("FASB") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

The debenture bears interest at 6% per annum and matures on November 30, 2011. In the event the Company's common stock is trading for $0.058 or lower at any time during the period from November 10, 2008 to May 10, 2009; the interest rate shall be increased to 9 3/4 % per annum and all the interest that would accrue on the debenture to maturity must be paid within 3 business days of such event. The interest rate adjustment has been identified as an embedded derivative and has been accounted for at fair value as at December 31, 2008 in accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

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

                                              March 31   December 31
                                                2009        2008
                                            ---------   -----------
Balance beginning of year                 $1,219,249   $        -
Issue of debentures                                -    1,000,000
Finance charge                                     -      250,000
Debt discount                                      -     (32,253)
Accretion of debt discount                     2,651        1,502
                                          ----------    ---------
                                          $1,221,900    $1,219,249

NOTE 8 - SUBSEQUENT EVENTS

On April 2, 2009 a director voluntarily returned for cancellation
315,449 shares of common stock received as compensation in 2008.

On May 8, 2009 the Company received a conversion notice from La Jolla requesting the conversion of $30,000 of the outstanding debenture into 1,977,066 shares of the Company. These shares were issued on May 8, 2009.

As of the date of this report, Advanced ID does not have sufficient shares authorized to meet all of the various share issuance obligations as discussed throughout these footnotes and those discussed in the Company's audited consolidated financial statements dated December 31, 2008, including stock options, stock warrants, stock committed for cash, stock committed for services, and the convertible debenture with La Jolla Cove Investors, Inc. Advanced ID may not be able to carry out its intended transactions due to a lack of sufficient authorized shares. The Company intends to seek approval at its next annual general meeting to increase its authorized share capital in order to be able to meet all of its share issuance obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in understanding the financial condition and results of operations of Advanced ID. You should read the following discussion along with our financial statements and related notes included in this Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2009 and beyond may differ materially from those expressed in, or implied by, these forward looking statements.

Overview

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

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008.

The net loss of $268,547 for the three months ended March 31, 2009 was lower by $189,750 compared to last year due to lower selling and general and administrative expenses during the three months ended March 31, 2009.

Revenues
Revenues of $146,494 during the three months ended March 31, 2009 decreased by $201,890 or 57.95% from last year. This decrease can be attributed to a general slow-down in the economy resulting in lower sales levels. As a result of the slumping sales levels, the Company retained Petidco Sales and Marketing Ltd., to market its companion animal products in North America. Petidco will purchase products from Avid Canada on a cost plus basis and is assuming all costs associated with the Avid Canada operation. We believe that this will help to increase the profitability of the Company. In addition, we can now focus on the larger opportunities in overseas markets with less competition.

We are actively promoting the ISO microchip throughout Canada and Asia. Of the total revenues earned of $146,494 for the three months ended March 31, 2009, $90,637 or 61.87% were from our companion animal/biological sciences products sold in Canada and the remainder $55,857 or 38.13% were comprised from our ultra high frequency sales throughout the world.

Cost of Revenues
Cost of Revenues of $73,955 for the three months ended March 31, 2009 decreased by $127,560 or 63.30% over same period in the previous year. The decrease in Cost of Revenues is attributed to lower sales levels. Gross profit of $72,539 decreased by $74,330 from the corresponding three month period ended March 31, 2008. The gross profit margin increased from 42.16% for the period ended March 31, 2008 to 49.52% for the period ended March 31, 2009. The increase was attributable to the sale of higher margin products during the current period.

Research and Development
Research and development expenses of $1,950 for the three months ended March 31, 2009 decreased by $10,980 or 84.92% from last year's comparable period. During the quarter ended March 31, 2009 no major research and development activities took place mainly due to the financial condition of the Company.

General, administrative and selling expense
For the three months ended March 31, 2009, general and administrative and selling expenses of $315,680 were lower by $275,683 or 46.62% than last comparable period mainly due to cost cutting measures imposed by the Company.

Interest income (expense)
During the three months ended March 31, 2009 net interest expense was
$3,143 as compared to $873 during the same period last year.   The
increase is due to the interest on the outstanding debentures which was partially offset by the interest earned on the Company's promissory note receivable.

Liquidity and Capital Resources

As at March 31, 2009, we had cash and cash equivalents of $89,306.

During the three months ended March 31, 2009, net cash used in operating activities of $81,850 was lower by $225,511 or 73.37% as compared to the quarter ended March 31, 2008. The decrease in cash used by operating activities during 2009 resulted primarily from an overall decrease in general and administrative expenses as a result of cost cutting measures.

During the three months ended March 31, 2009, net cash used in investing activities was $2,046 compared to cash used in investing activities of $13,989 for the three months ended March 31, 2008. The decrease of $11,943 was mainly due to the Company's financial position which restricted its investing ability.

During the three months ended March 31, 2009, net cash provided by financing activities was $Nil as compared to $372,158 for the three months ended March 31, 2008. The lower cash generated is a result of lower proceeds from sales of stock.

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

Additionally, we will require additional cash resources of $70,000 to fund the remainder of our acquisition of Pneu-Logic.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack of liquidity in our common stock, our dependence on key personnel, the expression by our auditors of uncertainty as to our ability to continue as a going concern, and the fact that we face substantial competition. Those risks and certain other uncertainties are discussed in more detail in our 2008 Annual Report on Form 10-KSB and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.


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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2009. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have identified a significant deficiency in our internal control over our disclosure controls and procedures. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. Therefore, it is our conclusion that the registrant's internal controls over disclosure controls and procedures were not effective as of March 31, 2009.

Information from the books and records of PLCL were inadvertently combined with those of PLL resulting in additional cost and time to separate the information. Management has implemented additional internal controls to ensure that similar situations do not occur in the future.

Evaluation of Changes in Internal Control over Financial Reporting:

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

Pursuant to board resolutions, during the three months ended March 31, 2009 the following warrants were extended:

   - On January 12, 2009, the expiry date of 900,000 warrants exercisable at $0.40 was extended by one year to January 12, 2010.

   - On February 10, 2009, the expiry date of 200,000 warrants exercisable at $0.30 was extended by one year to February 10, 2010.

   - On February 14, 2009, the expiry date of 200,000 warrants exercisable at $0.30 was extended by one year to February 14, 2010.

   - On February 20, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to February 20, 2010.

   - On February 25, 2009, the expiry date of 1,000,000 warrants exercisable at $0.20 was extended by one year to February 25, 2010.

   - On March 2, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to March 2, 2010.

   - On March 6, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to March 6, 2010.

   - On March 23, 2009, the expiry date of 400,000 warrants exercisable at $0.30 was extended by one year to March 23, 2010.

   - On March 30, 2009, the expiry date of 84,998 warrants exercisable at $0.30 was extended by one year to March 30, 2010.

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

Dated:  May 15, 2009

Advanced ID Corporation

By  /s/Dan Finch
    ------------------------
    Dan Finch
    President and Director