Form 10-Q
period 2009-06-30
ADVANCED ID CORP
filed 2009-09-18
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

     4500 - 5th Street NE
         #200, Bay 6
   Calgary, Alberta, Canada                              T2E 7C3
----------------------------------------------------------------
(Address of principal executive offices,               Zip Code)

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

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, September 14, 2009: Common Stock - 77,287,137

PART I -- FINANCIAL INFORMATION

Advanced ID Corporation

Item 1. Financial Statements

Condensed Consolidated Balance Sheets, June 30, 2009(unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2009 and 2008 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)
Notes to condensed consolidated financial statements (unaudited)

                        ADVANCED ID CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
              As of June 30, 2009 and December 31, 2008

              ASSETS                             June 30, 2009   December 31, 2008
                                                   (Unaudited)        (Audited)
                                                  ------------    ----------------
Current assets
  Cash                                             $   11,170        $   165,072
  Trade accounts receivable, net                        9,569            135,156
  Accounts Receivable - Related parties                     -            346,974
  Inventories - finished goods                         64,534             45,703
  Prepaid expenses                                      2,204             13,859
                                                   ----------        -----------
         Total current assets                          87,477            706,764
                                                   ----------        -----------

Property and equipment, net                            26,788             51,334
Promissory notes receivable                           725,000            725,000
                                                   ----------        -----------
         Total other assets                           751,788            776,334
                                                   ----------        -----------
         Total assets                             $   839,265        $ 1,483,098
                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                $   440,272        $   315,666
  Accounts payable - related parties                        -            138,444
  Accrued liabilities                                   6,421             13,491
  Loans Payable - related parties                      80,000            106,761
  Redemption put liability                             32,253             32,253
  Contingent consideration on acquisition of
    Pneu-Logic                                              -             70,000
  Total current liabilities                           558,946            676,615
  Debentures payable                                1,194,580          1,219,249
                                                  -----------        -----------
  Total Liabilities                                 1,753,526          1,895,864
                                                  -----------        -----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par;
    500,000 shares Authorized; none issued        $         -        $         -
  Common stock, $0.01 par value, 100,000,000
    shares authorized, 75,687,905 and 75,990,271
    shares issued and outstanding, respectively
    as of June 30, 2009 and December 31, 2008         756,879            759,904
  Additional paid-in capital                       10,513,678         10,802,481
  Subscriptions receivable                                  -            (99,430)
  Accumulated deficit                             (12,170,993)       (11,867,754)
  Accumulated other comprehensive loss                (13,825)            (7,967)
                                                  -----------        -----------
         Total stockholders' deficit                 (914,261)          (412,766)
                                                  -----------        -----------
Total liabilities and stockholders' deficit       $   839,265        $ 1,483,098




























































































































































The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ADVANCED ID CORPORATION
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS
   For the Three Months and Six Months Ended June 30, 2009 and 2008
                             (Unaudited)

                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                           ------------------        -----------------
                                           2009          2008        2009         2008
                                           ----          ----        ----         ----
Revenues                               $   64,410   $  363,637   $  210,904   $  712,021
Cost of revenues                           38,289      200,861      112,244      402,376
                                       ----------   ----------   ----------   ----------
  Gross profit                             26,121      162,776       98,660      309,645

Research and development expense           30,552       21,476       32,502       34,406
Selling and general and administrative
  expense                                 195,092    1,004,014      510,772    1,595,377
Impairment of property and equipment            -            -       21,702            -
Accretion on debenture                      2,680            -        5,331            -
Gain on sale of PLCL                     (219,156)           -     (219,156)           -
Recovery of bad debt                            -            -       (4,040)           -
                                        ---------   ----------   ----------   ----------
Income (loss) from operations              16,953     (862,714)    (248,451)  (1,320,138)
Interest expense                           10,977        2,088       14,120        2,961
                                        ---------   ----------   ----------   ----------
Income (loss) before income taxes           5,976     (864,802)    (262,571)  (1,323,099)
Provision for income taxes                      -            -            -            -
                                        ---------   ----------   ----------   ----------
Net income (loss)                           5,976     (864,802)    (262,571)  (1,323,099)
Deemed dividend on warrant modifications  (11,734)    (189,834)     (40,668)    (189,834)
                                        ---------   ----------   ----------   ----------
Net loss applicable to common shareholders (5,758)  (1,054,636)    (303,239)  (1,512,933)

Other comprehensive loss:
  Foreign currency translation            (14,112)      (5,971)      (5,858)     (13,016)
                                        ---------   ----------   ----------   ----------

Total comprehensive loss               $  (19,870) $(1,060,607) $  (309,097) $(1,525,949)
                                       ==========  ===========  ===========  ===========
Net loss per share:
  Basic and diluted                    $     0.00  $     (0.02) $      0.00  $     (0.03)
                                       ==========  ===========  ===========  ===========
Weighted average shares outstanding:
  Basic and diluted                    74,869,250   62,234,118   75,143,089   60,049,801












































































































































































































































































                                       ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ADVANCED ID CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2009 and 2008
                               (Unaudited)

                                                         Six Months Ended June 30,
                                                         ------------------------
                                                         2009                2008
                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (262,571)    $(1,072,452)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation, amortization and impairment            29,292          43,217
      Share based payments issued for services              6,500         361,071
      Gain on sale of PLCL                               (219,156)              -
      Stock options issued for services                         -         273,241
      Bad debt on subscription receivable                  14,430               -
      Accretion on debenture                                5,331               -
        Changes in assets and liabilities:
          Accounts receivable                             126,312         (94,997)
          Inventories - finished goods                    (18,775)         60,220
          Prepaid expenses                                 11,655          (3,131)
          Accounts payable                                251,141          63,966
          Accounts payable - related parties              (91,196)          5,221
          Accrued liabilities                              (4,425)        (18,544)
                                                      -----------     -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (151,462)       (632,835)
                                                      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (4,746)        (13,989)
                                                      -----------     -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                    (4,746)        (13,989)
                                                      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loans payable -  related party         20,000          28,978
      Deposits on shares to be issued                           -          50,000
      Proceeds from sale of stock                               -         682,480
      Payments on Pneu-Logic asset purchase payable             -         (60,000)
                                                      -----------     -----------
CASH FLOWS GENERATED FROM FINANCING ACTIVITIES             20,000         701,458
                                                      -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES                           (17,694)        (12,480)
NET INCREASE (DECREASE) IN CASH                          (153,902)         42,154
Cash, beginning of period                                 165,072          61,557
                                                      -----------     -----------
Cash, end of period                                   $    11,170     $   103,711
                                                      ===========     ===========
CASH PAID FOR:
  Interest                                            $     3,333      $    5,193
  Taxes                                               $         -      $        -
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Reclassification of shares to be issued             $         -      $  242,500
  Deemed dividend on warrant modification             $    40,668      $  189,834
  Common shares issued for conversion of debenture    $    30,000      $        -
  Common shares issued for subscriptions receivable   $    85,000      $        -














































































































































































The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form 10-K filed on April 14, 2009, have been omitted.

Certain 2008 accounts have been reclassified to conform to 2009 presentation.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the six months ended June 30, 2009 and the year ended December 31, 2008 of $262,571 and $2,516,131, respectively. Because of these losses, Advanced ID will require additional working capital to maintain its existence and to develop its business operations.

Advanced ID intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that Advanced ID will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Advanced ID's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Advanced ID will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Advanced ID.

These conditions raise substantial doubt about Advanced ID's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Advanced ID be unable to continue as a going concern.

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5." The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, does not have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most
significantly impact the entity's economic performance.   SFAS 167 is
effective at the start of a company's first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement does not have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB's Codification known as the FASB Accounting Standards Codification TM. The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This statement is effective for financial

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

statements issued for interim and annual period ending after September 15, 2009. The Company is in the process of evaluating the effect of the adoption of SFAS No. 168 will have on the Company's financial statements.


NOTE 4 - COMMON STOCK

During the six months ended June 30, 2009, a total of 2,279,432 common shares were returned and cancelled. Of these shares, three directors voluntarily returned a total of 1,494,432 that were received as compensation amounting to $283,995 in 2008 and 785,000 shares were returned to settle subscription receivables totaling $78,500.

Pursuant to board resolutions, during the six months ended June 30, 2009 the following warrants were extended:

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

- On May 21, 2009, the expiry date of 1,590,000 warrants exercisable at $0.40 was extended by one year to May 21, 2010.

Given the permanent equity nature of the underlying instruments, the $40,668 fair market value calculated as a result of these extensions was recorded as a deemed dividend.

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During the quarter ended June 30, 2009 and June 30, 2008, consulting and director fees totaled $Nil and $105,023 for his services respectively. The services in 2008 were paid for via the issuance of shares however, as a result of the Company's financial position, in December 2008 Mr. Kazimirski issued a credit note for all 2008 charges for his services to the Company. The shares given to him were returned and canceled on February 18, 2009.

On November 14, 2007, Mr. Kazimirski provided a $60,000 loan to the Company. In addition Mr. Kazimirski loaned the Company an additional $20,000 on May 1, 2009. The loans are unsecured, repayable on demand and bear interest at 10% per annum. The loans were still outstanding on June 30, 2009.

During the period ended June 30, 2009, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $14,920 in salary. In the same period in 2008 he received $66,603 in fees and bonuses, some of which were paid via the issuance of shares. In December 2008, due to the financial condition of the Company, Mr. Bhargava agreed to issue a credit note for all share based payments made to him and returned the shares which were canceled in December 2008.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID. Mr. Finch is compensated for his services as a director. During the period ending June 30, 2009 and June 30, 2008 a total of $54,610 and $82,632 respectively was paid or accrued for salary, bonuses, benefits and director fees. Some of these services were paid for via the issuance of shares in 2008. Mr. Finch issued a credit note for all of his share based compensation in 2008 and shares given to him for 2008 compensation were returned and canceled on March 12, 2009.

Mr. Meier was a director of the Company until February 2009. Mr. Meier provided consulting services to Advanced ID for the purposes of assisting with product and supplier development. During the period ending June 30, 2009 and June 30, 2008 consulting fees and director fees totaled $26,675 and $8,875 for his services, respectively. These services were paid for via the issuance of shares.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. Mr. Fields

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

provided services based on his hourly rate until January 2009 after which time the Company agreed to pay him $3,500 per month. During the period ending June 30, 2009 and June 30, 2008 consulting and director fees totaled $21,000 and $34,550 for his services, respectively. In 2008 Mr. Fields' services were paid for via the issuance of shares, however, as a result of the Company's financial position, in December 2008 Mr. Fields issued a credit note for all 2008 charges for his services to the Company. The shares given to him were returned and canceled on April 2, 2009.

NOTE 6 - COMMITMENTS

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

The Company has a number of lease commitments related to office space and equipment. Estimated future minimum lease payments under these leases are as follows:

  July to December 2009         $ 19,875
  2010                            32,148
  2011                            27,586
  2012                            18,391
  2013 and thereafter                  -
                                --------
                                $ 98,000
                                ========


NOTE 7 - DDCT ACQUISITION

In February 2009, the Company decided that it would no longer be pursuing the acquisition of Shenzhen DDCT Technology, Co. ("DDCT"). As a result of the cancelation of the acquisition of DDCT, the Company was owed $149,815 on December 31, 2008. This amount was fully impaired at December 31, 2008 as a result of the low probability of collection. During the six months ended June 30, 2009 DDCT paid $4,040 of expenses on behalf of Advanced ID (Shenzhen) Co., Ltd. This amount was recorded as a recovery of bad debt. In addition, as a result of the decision not to pursue the acquisition, management decided to record an impairment charge of $21,702 representing the full value of the property and equipment of Advanced ID (Shenzhen) Co., Ltd.

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES

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

The debenture bears interest at 6% per annum and matures on November 30, 2011. In the event the Company's common stock is trading for $0.058 or lower at any time during the period from November 10, 2008 to May 10, 2009; the interest rate shall be increased to 9 3/4 % per annum and all the interest that would accrue on the debenture to maturity must be paid within 3 business days of such event. The interest rate adjustment has been identified as an embedded derivative and has been accounted for at fair value as at December 31, 2008 in accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities"("FAS 133").

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

Total debentures payable at periods end are as follows

                                              June 30   December 31
                                                2009        2008
                                            ---------   -----------
Balance beginning of year                 $1,219,249   $        -
Issue of debentures                                -    1,000,000
Finance charge                                     -      250,000
Debt discount                                      -      (32,253)
Conversion into shares                       (30,000)           -
Accretion of debt discount                     5,331        1,502
                                          ----------    ---------
                                          $1,194,580   $1,219,249
                                          ==========    =========

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 9 - DISPOSITION OF PLCL

On June 1, 2009, the Company disposed of its 100% owned shares in Pneu Logic Corporation Limited ("PLCL") for 1 British Pound to Pneu-Logic Limited ("PLL"), a company owned by one of the directors of PLCL. PLCL was incorporated after acquiring assets from PLL during year 2007. Due to the fact that acquisition payables and accounts payable due to PLL and loans payable due to one of the directors of PLCL were waived, a gain on disposition in the amount of $219,156 was recorded as a result of the disposition.

NOTE 10 - SEGMENT REPORTING
The Company operates in one industry segment - radio frequency identification microchip readers and tags. The Company operates primarily in one geographic area, being the North America.

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


NOTE 11 - SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company as of September 18, 2009, the date on which the financial statements for the six months ended June 30, 2009 were available to be issued.

On June 24, 2009 the Company received a conversion notice from La Jolla requesting the conversion of $20,000 of the outstanding debenture into 1,599,232 shares of the Company. The shares were issued on July 8, 2009.

On July 24, 2009 the Company received a conversion notice from La Jolla requesting the conversion of $22,000 of the outstanding debenture into 1,909,722 shares of the Company. These shares remain unissued.

On July 17, 2009, the expiry date of 250,000 warrants exercisable at $0.30 was extended by one year to July 17, 2010.

On August 24, 2009, the expiry date of 150,000 warrants exercisable at $0.22 was extended by one year to August 24, 2010.

                         ADVANCED ID CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 11 - SUBSEQUENT EVENTS (continued)

On September 3, 2009, the expiry date of 750,000 warrants exercisable at $0.25 was extended by one year to September 3, 2010.

On September 7, 2010, the expiry date of 2,000,000 warrants exercisable at $0.25 was extended by one year to September 7, 2010.

As of the date of this report, Advanced ID does not have sufficient shares authorized to meet all of the various share issuance obligations as discussed throughout these footnotes and those discussed in the Company's audited consolidated financial statements for the year ended December 31, 2008, including stock options, stock warrants, stock committed for cash, stock committed for services, and the convertible debenture with La Jolla Cove Investors, Inc. Advanced ID may not be able to carry out its intended transactions due to a lack of sufficient authorized shares. The Company intends to seek approval at its next annual general meeting to increase its authorized share capital in order to be able to meet all of its share issuance obligations.

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

Overview
Advanced ID is a complete solutions provider in the Radio Frequency Identification business with a focus on the tire management industry. Advanced ID is also involved in the tire inspection business. Advanced ID is active in the pet recovery business through its AVID Canada subsidiary in Calgary, Alberta and has developed a UHF RFID reader product line for global supply chain applications. Recently Advanced ID has expanded to other countries in Europe, China and is currently evaluating setting up a minority owned subsidiary in Brazil to address the rapidly growing RFID market in South America.

Results of Operations for the Six Months Ended June 30, 2009 and June
30, 2008.
The net loss of $303,239 for the six months ended June 30, 2009 was lower by $1,209,694 compared to last year due to lower selling and general and administrative expenses during the six months ended June 30, 2009.

Revenues
Revenues of $210,904 during the six months ended June 30, 2009 decreased by $501,117 or 70.38% from last year. This decrease can be attributed to a general slow-down in the economy resulting in lower sales levels. As a result of the slumping sales levels, the Company retained Petidco Sales and Marketing Ltd., to market its companion animal products in North America. Petidco will purchase products from Avid Canada on a cost plus basis and is assuming all costs associated with the Avid Canada operation. We believe that this will help to increase the profitability of the Company. In addition, we can now focus on the larger opportunities in overseas markets with less competition.

Cost of Revenues
Cost of Revenues of $112,244 for the six months ended June 30, 2009 decreased by $290,132 or 72.10% over same period in the previous year. The decrease in Cost of Revenues is attributed to lower sales levels. Gross profit of $98,660 decreased by $210,985 from the corresponding six month period ended June 30, 2008. The gross profit margin increased from 43.49% for the period ended June 30, 2008 to 46.78% for the period ended June 30, 2009. The increase was attributable to the sale of higher margin products during the current period.

Research and Development
Research and development expenses of $32,502 for the six months ended June 30, 2009 decreased by $1,904 or 5.53% from last year's comparable period. During the quarter ended June 30, 2009 the Company invested some funds into further development of applications for its readers.

General, administrative and selling expense
For the six months ended June 30, 2009, general and administrative and selling expenses of $510,772 were lower by $1,084,605 or 67.98% than last comparable period mainly due to cost cutting measures imposed by the Company.

Interest income (expense)
During the six months ended June 30, 2009 net interest expense was
$14,120 as compared to $2,961 during the same period last year.   The
increase is due to the interest on the outstanding debentures which was partially offset by the interest earned on the Company's promissory note receivable.

Impairment of property and equipment for the six months ended June 30, 2009 was $21,702 versus $Nil for the same period in 2008. In 2009, the Company recorded an impairment on its assets in China.

During the six months ended June 30, 2009, the Company recorded a gain on the sale of Pneu-Logic Corporation Limited of $219,156. The reason is that acquisition payables and accounts payable due to PLL and loans payable due to one of the directors of PLCL were waived.

Results of Operations for the Three Months Ended June 30, 2009 and
June 30, 2008.

The net loss of $5,758 for the three months ended June 30, 2009 was lower by $1,048,878 compared to last year, due to higher selling general and administration costs in 2008 and the gain on sale of PLCL in the amount of $219,156 in 2009.

Revenues
Revenues of $64,410 during the three months ended June 30, 2009
decreased by $299,227 or 82.29% from last year.   This decrease can be
attributed to the lower sales levels in general due to economic conditions.

Cost of Revenues
Cost of Revenues of $38,289 for the three months ended June 30, 2009 decreased by $162,572 or 80.94% over same period in the previous year. The decrease in Cost of Revenues is attributed to slight changes in the product sales mix, lower sales and the re-focus on the Company away from the companion animal business in Canada. Gross profit of $26,121 decreased by $136,655 from the corresponding three month period ending June 30, 2008. The gross profit margin decreased slightly from 44.76% to 40.55%, reflecting the change in product mix.

Research and Development
Research and development expenses of $30,552 for the three months ended June 30, 2009 increased by $9,076 or 42.26% from last year's comparable period.

General, administrative and selling expense
For the three months ended June 30, 2009, general and administrative and selling expenses of $195,092 were lower by $808,922 as compared to general and administrative and selling expenses of $1,004,014 for the three months ended June 30, 2008. The difference was mainly due to the cost cutting measures undertaken by the Company.

Other income (expense)
During the three months ended June 30, 2009, interest expense was $10,977 as compared to $2,088 during the same period last year mainly due to the interest on the La Jolla Cove debentures.

Liquidity and Capital Resources
As at June 30, 2009, we had cash and cash equivalents of $11,170.

During the six months ended June 30, 2009, net cash used in operating activities of $151,462 was lower by $481,373 or 76.07% as compared to the quarter ended June 30, 2008. The decrease in cash used by operating activities during 2009 resulted primarily from an overall decrease in general and administrative expenses as a result of cost cutting measures.

During the six months ended June 30, 2009, net cash used in investing activities was $4,746 compared to cash used in investing activities of $13,989 for the six months ended June 30, 2008. The decrease of $9,243 was mainly due to the Company's financial position which restricted its investing ability.

During the six months ended June 30, 2009, net cash provided by financing activities was $20,000 as compared to $701,458 for the six months ended June 30, 2008. The lower cash generated is a result of lower proceeds from sales of stock.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack of liquidity in our common stock, our dependence on key personnel, the expression by our auditors of uncertainty as to our ability to continue as a going concern, and the fact that we face substantial competition. Those risks and certain other uncertainties are discussed in more detail in our 2008 Annual Report on Form 10-K and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.


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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of June 30, 2009. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have identified a significant deficiency in our internal control over our disclosure controls and procedures. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. Therefore, it is our conclusion that the registrant's internal controls over disclosure controls and procedures were not effective as of March 31, 2009.

Information from the books and records of PLCL were inadvertently combined with those of PLL resulting in additional cost and time to separate the information. Management has implemented additional internal controls to ensure that similar situations do not occur in the future.

Evaluation of Changes in Internal Control over Financial Reporting:

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

- On May 21, 2009, the expiry date of 1,590,000 warrants exercisable at $0.40 was extended by one year to May 21, 2010.

On September 3, 2009 the company reached an agreement for the cancellation of the debentures with La Jolla Cove Investors (LJCI) subject to the following terms and conditions:

1. Advanced ID (AID) agrees to pay LJCI the aggregate sum of $203,000,000 with $10,000 payable upon execution and $50,000 payable every two weeks starting October 3, 2009.

2. If AID is not in default, LJCI will not submit any conversion notice or otherwise attempt to convert the debenture into common stock.

3. If AID is not in default, AID shall not be required to make any monthly or otherwise scheduled payments under the debenture and LJCI shall not be required to make any payments under the note.

4. If AID defaults (two days late on a payment or other breach of the covenants made by the parties) the debenture shall have an outstanding principal amount of $928,000 less 50% of any payments made toward the settlement amount. The note shall have an outstanding balance of $725,000.

5. Upon the receipt of the entire settlement amount, LJCI fully releases and forever discharges AID from any and all claims of any kind.

The settlement agreement included a last debenture conversion agreement of up to $15,000 converted to AID stock at a floor of $0.015. The conversion has not been requested by La Jolla Cove as of September 14, 2009.


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

Dated:  September 18, 2009

Advanced ID Corporation

By  /s/Dan Finch
    ------------------------
    Dan Finch
    President and Director