Form 10-K/A
period 2008-12-31
ADVANCED ID CORP
filed 2009-10-01
CIK 1005356

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             Amendment 1 to
                               FORM 10-K

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

                         Advanced ID Corporation
                               Amendment to
                                Form 10-K
             For the Fiscal Year Ended December 31, 2008
                          Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                              13
ITEM 1B. UNRESOLVED STAFF COMMENTS                                 13
ITEM 2.  PROPERTIES                                                13
ITEM 3.  LEGAL PROCEEDINGS                                         13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       13

                                  Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     14
ITEM 6.  SELECTED FINANCIAL DATA                                   15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     55
ITEM 9A. CONTROLS AND PROCEDURES                                   55
ITEM 9B.  OTHER INFORMATION                                        57

                                    Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE   58
ITEM 11.  EXECUTIVE COMPENSATION                                   60
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             61
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   61
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   63

                                     Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  65

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

In July 2008, the registrant partnered with our largest distributor in Brazil to establish Advanced ID, Brazil, Ltd. As part of our expansion into Brazil, we have acquired a 20% interest in AIDO BR. However, the transaction is still awaiting government approvals in Brazil. To date no funds have been advanced for this project.

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

Livestock Tagging - We have not further developed its livestock RFID product line but have maintained its ability to provide a complete product solution as the requirement develops. Recent outbreaks of BSE and bird flu could well re-ignite interest in this product.

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

b) Holders. At July 31, 2009, there were approximately 1,900 shareholders of the registrant.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The registrant signed an agreement with Corporate Insights in April 2008 with the purpose of funding the purchase of Shenzhen DDCT Technology, Co. At the end of 2008, it was clear that funding could not be obtained and the merger was not completed. A replacing bilateral sales agreement is being developed in 2009. In June 2008, the registrant restructured its Pneu-Logic subsidiary to save costs. As the economy collapsed in the second half of 2008, sales of Pneu-Logic products, as well as all of the registrant's products, declined and further steps had to be taken to cut costs. The administrative functions of PLCL were moved to Advanced ID's head office in Calgary although sales efforts continued in Europe through a bilateral sales agreement with Pneu-Logic Limited. The bilateral sales and marketing agreement had no impact on revenues but gave Advanced ID exclusive access to the products of Pneu-Logic Limited and gave PLL access to Advanced ID's products and readers and favorable prices. The agreement expired September 1, 2009.

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

   PURCHASE PRICE

On July 1, 2007, Advanced ID Corporation (the "Company") acquired substantially all of the assets of Pneu-Logic Ltd. ("PLL"). PLL was engaged in the business of fleet tire management. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The aggregate purchase of $718,810 included $400,000 cash and 1,000,000 restricted shares of Advanced ID Corporation valued at $318,810. The cash component consists of $100,000 paid on the date of closing and contingent consideration of ten $30,000 monthly installments commencing October 1, 2007 based on meeting certain revenue targets. For the years ended December 31, 2008 and 2007, $170,000 and $160,000 were paid off. The value of 1,000,000 common shares issued was determined based on the market price for a reasonable period of time before and after the date that the terms of the acquisition were agreed to and announced. .

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

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

In the course of making our assessment of the effectiveness of disclosure controls and procedures, we have identified a significant deficiency in our disclosure controls and procedures. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. Therefore, it is our conclusion that the registrant's disclosure controls and procedures were not effective as of December 31, 2008.

Information from the books and records of PLCL were inadvertently combined with those of PLL resulting in additional cost and time to separate the information. As discussed below, management has implemented additional internal controls to ensure that similar situations do not occur in the future.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process, under the supervision of our chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles
(GAAP). Internal control over financial reporting includes those policies and procedures that:
   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of Advanced ID assets;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting g to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:
   - Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting;
   - Inadequate segregation of duties consistent with control objectives; and
   - Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate segregation of duties and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit Advanced ID to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effect to remediate the identified material weaknesses and enhance our internal controls over financial reporting, Advanced ID has initiated, or plans to initiate the following measures:
   - We intend to segregate the duties of chief executive officer and chief financial officer consistent with our control objectives and engage outside accounting resources as funds become available to us.
   - Further, we intend to appoint outside directors to our board in order to form a functioning audit committee that will undertake oversight in the establishment and monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

Subsequent to year ended December 31, 2008, we segregated the duties of chief executive officer from those of chief financial officer. We have not yet appointed outside directors.

Changes in Internal Control over Financial Reporting:

During the year ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Advanced ID Corporation
(Registrant)

By:  /s/ Dan Finch                             Dated: September 28, 2009
     ----------------------
     Dan Finch, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Dan Finch                            Dated: September 28, 2009
     ----------------------
     Dan Finch, CEO, Principal Accounting
       Officer, Director

By:  /s/Seymour Kazimirski                     Dated: September 28, 2009
     ----------------------
     Seymour Kazimirski, CFO, Director

By:  /s/Terry Field                           Dated:  September 28, 2009
     ----------------------
     Terry Field, Director