Form 10-Q
period 2009-09-30
ADVANCED ID CORP
filed 2009-11-20
CIK 1005356

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

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

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 18, 2009: Common Stock - 79,996,987

                   PART I -- FINANCIAL INFORMATION

                        Advanced ID Corporation

Item 1. Financial Statements

Condensed Consolidated Balance Sheets, September 30, 2009(unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2009 and 2008 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)
Notes to condensed consolidated financial statements (unaudited)

                       ADVANCED ID CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
          As of September 30, 2009 and December 31, 2008

     ASSETS                               September 30,  December 31,
                                              2009          2008
                                          ------------   -----------
                                           (Unaudited)     (Audited)
Current assets
  Cash                                      $    5,997     $   165,072
  Trade accounts receivable, net                 8,217         135,156
  Accounts Receivable - Related parties              -         346,974
  Inventories - finished goods                  53,885          45,703
  Prepaid expenses                               2,204          13,859
                                            ----------     -----------
         Total current assets                   70,303         706,764
                                            ----------     -----------
Property and equipment, net                     23,570          51,334
Promissory notes receivable                    725,000         725,000
         Total other assets                    748,570         776,334
                                            ----------     -----------
         Total assets                       $  818,873     $ 1,483,098
                                            ----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $  422,776     $   315,666
  Accounts payable - related parties            46,588         138,444
  Accrued liabilities                            7,411          13,491
  Loans Payable - related parties               85,000         106,761
  Short term loans                              52,500               -
  Redemption put liability                      29,930          32,253
  Contingent consideration on acquisition
  of Pneu-Logic                                      -          70,000
                                            ----------     -----------
  Total current liabilities                    644,205         676,615
  Debentures payable                         1,137,903       1,219,249
                                            ----------     -----------
  Total Liabilities                          1,782,108       1,895,864
                                            ----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.01 par;
    500,000 shares authorized; none issued  $        -     $         -
  Common stock, $0.01 par value,
    100,000,000 shares authorized,
     79,196,859  and 75,990,271 shares issued
     and outstanding, respectively as of Sept.
     30, 2009 and December 31, 2008            791,965         759,904
  Additional paid-in capital                10,585,213      10,802,481
  Subscriptions receivable                           -         (99,430)
  Accumulated deficit                      (12,325,584)    (11,867,754)
  Accumulated other comprehensive loss         (14,829)         (7,967)
                                            ----------      ----------
         Total stockholders' deficit          (963,235)       (412,766)
                                            ----------      ----------
Total liabilities and stockholders' deficit $  818,873      $1,483,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ADVANCED ID CORPORATION
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE LOSS
   For the Three Months and Nine Months Ended September 30, 2009 and 2008
                              (Unaudited)

                                        Three Months Ended        Nine Months Ended
                                          September  30,            September 30,
                                        2009          2008        2009         2008
                                        ----          ----        ----         ----
Revenues                               $  59,997    $222,229    $270,901     $ 934,250
Cost of revenues                          23,784     115,613     136,028       517,989
                                       ---------    --------    --------     ---------
  Gross profit                            36,213     106,616     134,873       416,261

Research and development expense           5,000         224      37,502        34,630
Selling and general and
  administrative expense                 133,752     508,796     644,524     2,104,173
Impairment of property and equipment           -     122,468      21,702       122,468
Accretion on debenture                     3,431           -       8,762             -
Gain on sale of PLCL                           -           -    (219,156)            -
Recovery of bad debt                           -           -      (4,040)            -
                                        --------    --------    --------     ---------
Loss from operations                    (105,970)   (524,872)   (354,421)   (1,845,010)
Interest expense                          (4,427)     (8,383)    (18,547)      (11,344)
                                        --------    --------    --------     ---------
Loss before income taxes                (110,397)   (533,255)   (372,968)   (1,856,354)
Provision for income taxes                     -           -           -             -
                                        --------    --------    --------     ---------
Net loss                                (110,397)   (533,255)   (372,968)   (1,856,354)
Deemed dividend on warrant modifications (44,194)          -     (84,862)     (189,834)
                                        --------    --------    --------     ---------
Net loss applicable to common
  shareholders                          (154,591)   (533,255)   (457,830)   (2,046,188)
Other comprehensive income(loss):
  Foreign currency translation            (1,004)      6,474      (6,862)       (6,542)
                                        --------    --------    --------     ---------
Total comprehensive loss               $(155,595)  $(526,781)  $(464,692)  $(2,052,730)
                                       =========   =========   =========   ===========
Net loss per share:
  Basic and diluted                    $    0.00   $   (0.01)  $    0.01   $     (0.03)
                                       =========   =========   =========   ===========
Weighted average shares outstanding:
  Basic and diluted                   78,663,905  67,141,760  76,329,591    62,437,240
                                       =========   =========   =========   ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ADVANCED ID CORPORATION
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2009 and 2008
                                (Unaudited)

                                                      Nine Months Ended September 30,
                                                        2009                   2008
                                                        ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (372,968)         $(1,856,354)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation, amortization and impairment           32,509              177,251
      Share based payments issued for services             6,500              594,498
      Gain on sale of PLCL                              (219,156)                   -
      Stock options issued for services                        -              273,241
      Bad debt on subscription receivable                 14,430                2,000
      Accretion on debenture                               8,762                    -
        Changes in assets and liabilities:
          Accounts receivable                            124,943              (62,610)
          Inventories - finished goods                    (9,297)              47,478
          Prepaid expenses                                11,661               (1,185)
          Accounts payable                               236,720              (36,216)
          Accounts payable - related parties             (44,608)             (21,291)
          Accrued liabilities                             (3,156)             (34,181)
                                                      ----------           ----------
CASH FLOWS USED IN OPERATING ACTIVITIES                 (213,660)            (917,369)
                                                      ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (4,746)             (13,989)
  Advances to DDCT                                             -              (80,000)
                                                      ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES                   (4,746)             (93,989)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loans payable -  related party        25,000               55,008
      Deposits on shares to be issued                          -              125,000
      Short term loans                                    52,500                    -
      Proceeds from sale of stock                              -            1,128,011
      Payments on Pneu-Logic asset purchase payable            -             (170,000)
                                                      ----------           ----------
CASH FLOWS GENERATED FROM FINANCING ACTIVITIES            77,500            1,138,019
                                                      ----------           ----------
EFFECT OF EXCHANGE RATE CHANGES                          (18,169)              (6,001)

NET INCREASE (DECREASE) IN CASH                         (159,075)             120,660
Cash, beginning of period                                165,072               61,557
                                                      ----------           ----------
Cash, end of period                                   $    5,997           $  182,217
                                                      ==========           ==========




CASH PAID FOR:
  Interest                                            $    5,379        $       8,766
  Taxes                                               $        -        $           -
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued to settle deposit on shares
   to be issued                                       $        -        $     192,500
  Deemed dividend on warrant modification             $   84,862        $     189,834
  Common shares issued for conversion of debenture    $   72,000        $           -
  Common shares issued for subscriptions receivable   $   85,000        $     115,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ADVANCED ID CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Advanced ID Corporation ("Advanced ID" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form 10-K/A filed on October 1, 2009, have been omitted.

Certain 2008 accounts have been reclassified to conform to 2009 presentation.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Advanced ID has incurred net losses for the nine months ended September 30, 2009 and the year ended December 31, 2008 of $457,830 and $2,516,131, respectively. Because of these losses, Advanced ID will require additional working capital to maintain its existence and to develop its business operations.

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

Note 3 - Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," along with the exception from applying FIN 46(R), "Consolidation of Variable Interest Entities." The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company's fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167 (not yet reflected in FASB Accounting Standards Codification (ASC)), a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company's first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement does not have a material impact on the Company's financial statements.

In June 2009, the FASB issued FASB 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB launched new FASB's Codification known as the FASB Accounting Standards CodificationTM. The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board
(GASB). This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company is in the process of evaluating the effect of the adoption of SFAS No. 168 will have on the Company's financial statements.

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 ("ASU 2009-05") to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements"). The Company is required to adopt ASU 2009-05 in the fourth quarter of 2009. It is expected the adoption of this Update will have no material effect on the Company's Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC
Updates:

*??ASU No. 2009-14 - Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

*??ASU No. 2009-13 - Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's Consolidated Financial Statements upon adoption.


NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2009, a total of 2,279,432 common shares were returned and cancelled. Of these shares, three directors voluntarily returned a total of 1,494,432 that were received as compensation amounting to $283,995 in 2008 and 785,000 shares were returned to settle subscription receivables totaling $78,500. La Jolla Cove Investors also converted a total of $72,000 of outstanding debentures into 5,486,020 common shares.

Pursuant to board resolutions, during the nine months ended September 30, 2009 the following warrants were extended:

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

- On July 17, 2009, the expiry date of 250,000 warrants exercisable at $0.30 was extended by one year to July 17, 2010.

- On August 24, 2009, the expiry date of 150,000 warrants exercisable at $0.22 was extended by one year to August 24, 2010.

- On September 3, 2009, the expiry date of 750,000 warrants exercisable at $0.25 was extended by one year to September 3, 2010.

- On September 7, 2009, the expiry date of 2,000,000 warrants exercisable at $0.25 was extended by one year to September 7, 2010.

- On September 29, 2009, the expiry date of 246,667 warrants exercisable at $0.30 was extended by one year to September 29, 2010.

Given the permanent equity nature of the underlying instruments, the $84,862 fair market value calculated as a result of these extensions was recorded as a deemed dividend.

NOTE 5 - RELATED PARTY TRANSACTIONS

In addition to being a director of Advanced ID, Mr. Kazimirski provides consulting services to Advanced ID for the purposes of assisting with product and market development. Specifically, Mr. Kazimirski has been responsible for establishing distribution partners in countries located outside of North America, assisting the Company in finding and negotiating supplier partnership agreements, and other general business tasks as requested by the Company. There exists no written consulting agreement in place but it has been mutually agreed that Mr. Kazimirski will receive $175 per hour for his services for an undefined term, and which began January 3, 2003. During the nine month period ended September 30, 2009 and September 30, 2008, consulting and director fees totaled $Nil and $162,163 for his services respectively. The services in 2008 were paid for via the issuance of shares however, as a result of the Company's financial position, in December 2008 Mr. Kazimirski issued a credit note for all 2008 charges for his services to the Company. The shares given to him were returned and canceled on February 18, 2009.

On November 14, 2007, Mr. Kazimirski provided a $60,000 loan to the Company. In addition Mr. Kazimirski loaned the Company an additional $20,000 on May 1, 2009 and $5,000 on September 8, 2009. The loans are unsecured, repayable on demand and bear interest at 10% per annum. The loans were still outstanding on September 30, 2009.

During the nine month period ended September 30, 2009, Mr. Sudeep Bhargava, Vice President Operations and Interim CFO, received $14,920 in salary. In the same period in 2008 he received $89,984 in fees and bonuses, some of which were paid via the issuance of shares. In December 2008, due to the financial condition of the Company, Mr. Bhargava agreed to issue a credit note for all share based payments made to him and returned the shares which were canceled in December 2008.

In addition to being President & CEO, Mr. Dan Finch also performs a role of director of Advanced ID. Mr. Finch is compensated for his services as a director. During the nine month period ending September 30, 2009 and September 30, 2008 a total of $80,515 and $109,265 respectively was paid or accrued for salary, bonuses, benefits and director fees. Some of these services were paid for via the issuance of shares in 2008. Mr. Finch issued a credit note for all of his share based compensation in 2008 and shares given to him for 2008 compensation were returned and canceled on March 12, 2009.

Mr. Meier was a director of the Company until February 2009. Mr. Meier provided consulting services to Advanced ID for the purposes of assisting with product and supplier development. During the nine month period ending September 30, 2009 and September 30, 2008 consulting fees and director fees totaled $Nil and $23,680 for his services, respectively. These services were paid for via the issuance of shares.

In addition to being a director of Advanced ID, Mr. Fields provides consulting services to Advanced ID for the purposes of assisting with investor relations and stock development. Specifically, Mr. Fields has been responsible for development of investor relations programs and company funding activities such as private placements. Mr. Fields provided services based on his hourly rate until January 2009 after which time the Company agreed to pay him $3,500 per month. During the nine month period ending September 30, 2009 and September 30, 2008 consulting and director fees totaled $31,500 and $57,325 for his services, respectively. In 2008 Mr. Fields' services were paid for via the issuance of shares, however, as a result of the Company's financial position, in December 2008 Mr. Fields issued a credit note for all 2008 charges for his services to the Company. The shares given to him were returned and canceled on April 2, 2009.

NOTE 6 - COMMITMENTS

The Company had agreed to pay each director $1,500 per month as part of their compensation. In addition, each director was to be paid $175 per hour for their services rendered on behalf of the Company. In 2008, this compensation plan was suspended indefinitely based on the Company's financial position. Commencing January 2009, the Company agreed to pay Mr. Terry Fields $3,500 per month for his services.

The Company has a number of lease commitments related to office space and equipment. Estimated future minimum lease payments under these leases are as follows:

  September to December 2009    $   9,575
  2010                             36,570
  2011                             31,381
  2012                             20,921
  2013 and thereafter                   -
                                 --------
                                 $ 98,447
                                 ========


NOTE 7 - DDCT ACQUISITION

In February 2009, the Company decided that it would no longer be pursuing the acquisition of Shenzhen DDCT Technology, Co. ("DDCT"). As a result of the cancelation of the acquisition of DDCT, the Company was owed $149,815 on December 31, 2008. This amount was fully impaired at December 31, 2008 as a result of the low probability of collection. During the nine months ended September 30, 2009 DDCT paid $4,040 of expenses on behalf of Advanced ID (Shenzhen) Co., Ltd. This amount was recorded as a recovery of bad debt. In addition, as a result of the decision not to pursue the acquisition, management decided to record an impairment charge of $21,702 representing the full value of the property and equipment of Advanced ID (Shenzhen) Co., Ltd.


NOTE 8 - CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated November 10, 2008, the Company issued to La Jolla Cove Investors Inc. ("La Jolla") a convertible debenture in the principal amount of $1,000,000. As consideration, the Company received $200,000 cash and a promissory note for $800,000. On the same day the Company received a prepayment on the promissory note for $75,000. The Company accounted for the debenture in accordance with FASB ASC 480-10 (formerly SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity").

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

Total debentures payable at periods end are as follows

                                          September 30   December 31
                                                2009        2008
                                            ---------   -----------
Balance beginning of year                 $1,219,249   $        -
Issue of debentures                                -    1,000,000
Finance charge                                     -      250,000
Debt discount                                      -      (32,253)
Conversion into shares                       (72,000)           -
Accretion of debt discount                     8,762        1,502
Allocation of finance charge to equity       (18,108)           -
                                          ----------    ---------
                                          $1,137,903   $1,219,249
                                          ==========    =========

On September 3, 2009, the company reached an agreement for the cancellation of the debentures with La Jolla Cove Investors (LJCI) subject to the following terms and conditions:

1. Advanced ID (AID) agrees to pay LJCI the aggregate sum of $203,000 with $10,000 payable upon execution and $50,000 payable every two weeks starting October 3, 2009.

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

The settlement agreement included a last debenture conversion agreement of up to $15,000 converted to AID stock at a floor of $0.015. On October 15, 2009 La Jolla Cove Investors converted $15,000 of the outstanding debenture in 800,128 common shares of the Company and on November 16, 2009, the Company completed making all payments under the settlement agreement.

NOTE 9 - DISPOSITION OF PLCL

On June 1, 2009, the Company disposed of its 100% owned shares in Pneu Logic Corporation Limited ("PLCL") for 1 British Pound to Pneu-Logic Limited ("PLL"), a company owned by one of the directors of PLCL. PLCL was incorporated after acquiring assets from PLL during year 2007. Due to the fact that acquisition payables and accounts payable due to PLL and loans payable due to one of the directors of PLCL were waived as part of the sale, a gain on disposition in the amount of $219,156 was recorded as a result of the disposition.


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


NOTE 11 - SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company as of November 20, 2009, the date on which the financial statements for the nine months ended September 30, 2009 were available to be issued.

On October 17, 2009, the expiry date of 166,667 warrants exercisable at $0.30 was extended by one year to October 17, 2010.

On October 27, 2009, the expiry date of 286,667 warrants exercisable at $0.30 was extended by one year to October 27, 2010.

On November 2, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to November 2, 2010.

On November 17, 2009, the expiry date of 694,584 warrants exercisable at $0.30 was extended by one year to November 17, 2010.

On November 18, 2009, the expiry date of 100,000 warrants exercisable at $0.30 was extended by one year to November 18, 2010.

On October 15, 2009, La Jolla Cove Investors converted $15,000 of the outstanding debenture in 800,128 common shares of the Company.

On November 16, 2009, the Company completed payments to La Jolla Cove Investors Inc. pursuant to the agreement to cancel the debentures and the debentures were cancelled along with the promissory note receivable from La Jolla Cove Investors Inc.

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

Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008.

The net loss of $372,968 for the nine months ended September 30, 2009 was lower by $1,483,386 compared to last year due to lower selling and general and administrative expenses during the nine months ended
September 30, 2009.

Revenues
Revenues of $270,901 during the nine months ended September 30, 2009 decreased by $663,349 or 71.00% from last year. This decrease can be attributed to a general slow-down in the economy resulting in lower sales levels. As a result of the slumping sales levels, the Company retained Petidco Sales and Marketing Ltd., to market its companion animal products in North America. Petidco will purchase products from Avid Canada on a cost plus basis and is assuming all costs associated with the Avid Canada operation. We believe that this will help to increase the profitability of the Company. In addition, we can now focus on the larger opportunities in overseas markets with less competition.

Cost of Revenues
Cost of Revenues of $136,028 for the nine months ended September 30, 2009 decreased by $381,961 or 73.74% over same period in the previous year. The decrease in Cost of Revenues is attributed to lower sales levels. Gross profit of $134,873 decreased by $281,388 from the corresponding nine month period ended September 30, 2008. The gross profit margin increased from 44.56% for the period ended September 30, 2008 to 49.79% for the period ended September 30, 2009. The increase was attributable to the sale of higher margin products during the current period.

Research and Development
Research and development expenses of $37,502 for the nine months ended September 30, 2009 increased by $2,872 or 8.29% over last year's comparable period. During the quarter ended September 30, 2009 the Company invested some funds into further development of applications for its readers.

General, administrative and selling expense
For the nine months ended September 30, 2009, general and administrative and selling expenses of $644,524 were lower by $1,459,649 or 69.37% than last comparable period mainly due to cost cutting measures imposed by the Company.

Interest income (expense)
During the nine months ended September 30, 2009 net interest expense was $18,547 as compared to $11,344 during the same period last year. The increase is due to the interest on the outstanding debentures which was partially offset by the interest earned on the Company's promissory note receivable.

Impairment of property and equipment for the nine months ended
September 30, 2009 was $21,702 versus $122,468 for the same period in 2008. In 2009, the Company recorded an impairment on its assets in China while in 2008, a goodwill impairment was recognized.

During the nine months ended September 30, 2009, the Company recorded a gain on the sale of Pneu-Logic Corporation Limited of $219,156. The reason is that as part of the acquisition, payables and accounts payable due to PLL and loans payable due to one of the directors of PLCL were included as part of the purchase price.

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008.

The net loss of $110,397 for the three months ended September 30, 2009 was lower by $422,858 compared to last year, due to higher selling general and administration costs in 2008.

Revenues
Revenues of $59,997 during the three months ended September 30, 2009
decreased by $162,232 or 73.00% from last year.   This decrease can be
attributed to the lower sales levels in general due to economic conditions.

Cost of Revenues
Cost of Revenues of $23,784 for the three months ended September 30, 2009 decreased by $91,829 or 79.43% over same period in the previous year. The decrease in Cost of Revenues is attributed to slight changes in the product sales mix, lower sales and the re-focus on the Company away from the companion animal business in Canada. Gross profit of $36,213 decreased by $70,403 from the corresponding three month period ending September 30, 2008. The gross profit margin increased from 47.98% to 60.36%, reflecting the change in product mix.

Research and Development
Research and development expenses of $5,000 for the three months ended September 30, 2009 increased by $4,776 over last year's comparable period.

General, administrative and selling expense
For the three months ended September 30, 2009, general and administrative and selling expenses of $133,752 were lower by $375,044 as compared to general and administrative and selling expenses of $508,796 for the three months ended September 30, 2008. The difference was mainly due to the cost cutting measures undertaken by the Company.

Interest income (expense)
During the three months ended September 30, 2009, interest expense was $4,427 as compared to $8,383 during the same period last year mainly due to the interest on the La Jolla Cove debentures.

Liquidity and Capital Resources

As at September 30, 2009, we had cash and cash equivalents of $5,997.

During the nine months ended September 30, 2009, net cash used in operating activities of $213,660 was lower by $703,709 or 76.71% as compared to the period ended September 30, 2008. The decrease in cash used by operating activities during 2009 resulted primarily from an overall decrease in general and administrative expenses as a result of cost cutting measures.

During the nine months ended September 30, 2009, net cash used in investing activities was $4,746 compared to cash used in investing activities of $93,989 for the nine months ended September 30, 2008. The decrease of $89,243 was mainly due to the Company's financial position which restricted its investing ability and its 2008 advance paid to DDCT.

During the nine months ended September 30, 2009, net cash provided by financing activities was $77,500 as compared to $1,138,019 for the nine months ended September 30, 2008. The lower cash generated is a result of lower proceeds from sales of stock.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

In the course of making our assessment of the effectiveness of disclosure controls and procedures for the three months ended
September 30, 2009, we have not identified any significant deficiency in our disclosure controls and procedures.

Evaluation of Changes in Internal Control over Financial Reporting:

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

Pursuant to board resolutions, during the nine months ended September 30, 2009 the following warrants were extended:

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

- On July 17, 2009, the expiry date of 250,000 warrants exercisable at $0.30 was extended by one year to July 17, 2010.

- On August 24, 2009, the expiry date of 150,000 warrants exercisable at $0.22 was extended by one year to August 24, 2010.

- On September 3, 2009, the expiry date of 750,000 warrants exercisable at $0.25 was extended by one year to September 3, 2010.

- On September 7, 2009, the expiry date of 2,000,000 warrants exercisable at $0.25 was extended by one year to September 7, 2010.

- On September 29, 2009, the expiry date of 246,667 warrants exercisable at $0.30 was extended by one year to September 29, 2010.

On September 3, 2009, Advanced ID reached an agreement for the cancellation of the debentures with La Jolla Cove Investors (LJCI) subject to the following terms and conditions:

1. Advanced ID agrees to pay LJCI the aggregate sum of $203,000 with $10,000 payable upon execution and $50,000 payable every two weeks starting October 3, 2009.

2. If Advanced ID is not in default, LJCI will not submit any conversion notice or otherwise attempt to convert the debenture into common stock.

3. If Advanced ID is not in default, AID shall not be required to make any monthly or otherwise scheduled payments under the debenture and LJCI shall not be required to make any payments under the note.

4. If Advanced ID defaults (two days late on a payment or other breach of the covenants made by the parties) the debenture shall have an outstanding principal amount of $928,000 less 50% of any payments made toward the settlement amount. The note shall have an outstanding balance of $725,000.

5. Upon the receipt of the entire settlement amount, LJCI fully releases and forever discharges Advanced ID from any and all claims of any kind.

The settlement agreement included a last debenture conversion agreement of up to $15,000 converted to Advanced ID stock at a floor of $0.015. On October 15, 2009, La Jolla Cove Investors converted $15,000 of the outstanding debenture in 800,128 common shares of Advanced ID and on November 16, 2009, Advanced ID completed making all payments under the settlement agreement.

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

Dated:  November 20, 2009

Advanced ID Corporation

By  /s/Dan Finch
    ------------------------
    Dan Finch
    President and Director